Form 10-Q
period 2006-09-30
Regency Energy Partners LP
filed 2006-11-14
CIK 1338613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☐  Yes  ☑  No
The issuer had 27,640,728 common units and 19,103,896 subordinated units outstanding as of November 9, 2006.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Regency Energy Partners LP
Condensed Consolidated Balance Sheets
Unaudited
(in thousands except unit data)

	September 30, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$6,984	$3,686
Restricted cash	5,718	6,033
Accounts receivable, net of allowance of $222 in 2006 and $169 in 2005	92,840	91,968
Assets from risk management activities	3,363	1,717
Related party receivables	513	274
Other current assets	5,495	5,383

Total current assets	114,913	109,061

Property, plant and equipment:
Gas plants and buildings	95,187	89,431
Gathering and transmission systems	588,957	482,423
Other property, plant and equipment	49,377	42,418
Construction – in – progress	74,732	17,426

Total property, plant and equipment	808,253	631,698
Less accumulated depreciation	(48,666)	(22,541)

Property, plant and equipment, net	759,587	609,157

Other assets:
Intangible assets, net of amortization	14,967	16,370
Long-term assets from risk management activities	2,269	1,333
Other, net of amortization on debt issuance costs of $614 in 2006 and $305 in 2005	2,653	7,275
Investments in unconsolidated subsidiaries	5,541	5,992
Goodwill	57,552	57,552

Other assets	82,982	88,522

TOTAL ASSETS	$957,482	$806,740

LIABILITIES AND PARTNERS’ CAPITAL OR MEMBER INTEREST

Current Liabilities:
Accounts payable and accrued liabilities	$103,546	$116,997
Current portion of long term debt	—	700
Escrow payable	5,718	5,533
Accrued taxes payable	3,570	2,266
Liabilities from risk management activities	4,272	11,312
Related party payables	280	3,380
Other current liabilities	6,364	2,445

Total current liabilities	123,750	142,633

Long term liabilities from risk management activities	711	4,895

Long-term debt	610,600	428,250

Commitments and contingencies

Partners’ Capital or Member Interest:
Member Interest	—	241,924
Common units (21,969,480 units authorized and 19,610,396 units issued and outstanding at September 30, 2006)	45,644	—
Class B common units (5,173,189 units authorized, issued and outstanding at September 30, 2006)	59,607	—
Class C common units (2,857,143 units authorized, issued and outstanding at September 30, 2006)	59,904	—
Subordinated units (19,103,896 units authorized, issued and outstanding at September 30, 2006)	46,731	—
General partner interest	5,658	—
Accumulated other comprehensive income (loss)	4,877	(10,962)

Total partners’ capital or member interest	222,421	230,962

TOTAL LIABILITIES AND PARTNERS’ CAPITAL OR MEMBER INTEREST	$957,482	$806,740

See accompanying notes to the unaudited condensed consolidated financial statements.

Regency Energy Partners LP
Condensed Consolidated Statements of Operations
Unaudited
(in thousands except unit data and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE
Gas sales	$135,532	$134,057	$425,282	$301,620
NGL sales	72,997	48,694	194,176	123,742
Gathering, transportation and other fees	16,585	8,593	42,903	19,860
Related party revenues	540	227	1,656	574
Unrealized/realized losses from risk management activities	(3,090)	(3,665)	(7,172)	(19,891)
Other	6,568	3,648	18,211	10,543

Total revenue	229,132	191,554	675,056	436,448

EXPENSE
Cost of gas and liquids	185,846	168,514	559,343	387,054
Related party expenses	499	217	1,765	349
Operating expenses	10,567	5,619	28,394	16,408
General and administrative	6,932	3,672	19,271	9,822
Management services termination fee	3,542	—	12,542	—
Depreciation and amortization	9,759	5,521	28,306	16,076

Total operating expense	217,145	183,543	649,621	429,709

OPERATING INCOME	11,987	8,011	25,435	6,739

OTHER INCOME AND DEDUCTIONS
Interest expense, net	(10,929)	(4,490)	(27,319)	(12,717)
Loss on debt refinancing	(12,447)	(7,724)	(12,447)	(7,724)
Equity income	177	91	397	246
Other income and deductions, net	(60)	221	103	284

Total other income and deductions	(23,259)	(11,902)	(39,266)	(19,911)

LOSS FROM CONTINUING OPERATIONS	(11,272)	(3,891)	(13,831)	(13,172)

DISCONTINUED OPERATIONS
Income (loss) from operations of Regency Gas Treating LP (including gain on disposal of $626)	—	(15)	—	732

NET LOSS	(11,272)	$(3,906)	(13,831)	$(12,440)

Less:
Net income from January 1-31, 2006	—		1,564

Net loss for partners	$(11,272)		$(15,395)

General partner’s interest	(225)		(308)

Limited partners’ interest	(11,047)		(15,087)

Basic and diluted weighted average number of units outstanding	43,663,556		43,488,572
Basic and diluted net loss per limited partner unit	$(0.25)		$(0.35)

See accompanying notes to the unaudited condensed consolidated financial statements.

Regency Energy Partners LP
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(13,831)	$(12,440)
Adjustments to reconcile net loss to net cash flows provided by operations:

Depreciation & amortization	27,967	16,923
Loss on debt refinancing	12,447	7,724
Risk management portfolio valuation changes	(1,517)	13,590
Equity income	(397)	(246)
Gain on the sale of Regency Gas Treating LP assets	—	(626)
Gain on the sale of NGL line pack	—	(628)
Unit based compensation expenses	1,952	—

Cash flows impacted by changes in
Current assets and liabilities:
Accounts receivable	(1,111)	(36,647)
Other current assets	(112)	(1,841)
Accounts payable and accrued liabilities	(3,299)	41,899
Accrued taxes payable	1,304	1,212
Other current liabilities	3,919	2,715

Proceeds from early termination of interest rate swap	3,550	—
Changes in other assets	2,130	(3,370)

Net cash flows provided by operating activities	33,002	28,265

INVESTING ACTIVITIES

Capital expenditures	(107,136)	(93,674)
Acquisition of Como assets	(81,807)	—
Cash outflows for acquisition by HMTF Investors	—	(5,808)
Proceeds from sale of Regency Gas Treating LP assets	—	6,000
Proceeds from the sale of NGL line pack	—	1,099
Restricted cash used for capital expenditures	226	—
Restricted cash used in asset option disposition	274	—
Restricted cash for enhancement project	—	(6,145)
Property contribution from unconsolidated subsidiary	(95)	—
Acquisition of investment in unconsolidated subsidiary, net of cash of $100	63	—

Net cash flows used in investing activities	(188,475)	(98,528)

FINANCING ACTIVITIES
Borrowings under credit facilities	684,650	60,000
Repayments under credit facilities	(463,000)	(1,650)
Net repayments under revolving credit facilities	(39,400)	—
Debt issuance costs	(10,488)	(2,570)
IPO proceeds, net of issuance costs	256,953	—
Issuance of Class C common units, net of costs	59,942	—
Cash distribution to HM Capital Partners	(195,757)	—
Working capital distribution to HM Capital Partners	(48,000)	—
Payment of offering costs associated with IPO	(4,195)	—
Proceeds from exercise of over allotment option	26,163	—
Over allotment option proceeds to HM Capital Investors	(26,163)	—
Acquisition of TexStar, net of repayment of promissory note	(62,592)	—
Acquisition of fixed assets between entities under common control	—	(1,800)
Promissory note to HMTF Gas Partners	(600)	600
Partner contributions	3,786	30,000
Partner distributions	(22,528)	—

Net cash flows provided by financing activities	158,771	84,580

Net increase in cash and cash equivalents	3,298	14,317

Cash and equivalents at beginning of period	3,686	3,360

Cash and equivalents at end of period	$6,984	$17,677

Supplemental cash flow information:
Interest paid	$21,057	$12,224

Non-cash capital expenditures in accounts payable	$13,252	$14,412

See accompanying notes to the unaudited condensed consolidated financial statements.

Regency Energy Partners LP
Condensed Consolidated Statement of Member Interest and Partners’ Capital
Unaudited
(in thousands except unit data)

											Accumulated
											Other
										General	Comprehensive
	Common			Subordinated	Member	Common	Class B	Class C	Subordinated	Partner	Income
	Units	Class B Units	Class C Units	Units	Interest	Unitholders	Unitholders	Unitholders	Unitholders	Interest	(Loss)	Total
Balance — January 1, 2006 (as previously reported)	—	—	—	—	$180,740	$—	$—	$—	$—	$—	$(10,962)	$169,778
Adjustment for the TexStar Acquisition	—	—	—	—	61,184	—	—	—	—	—	—	61,184

Balance — January 1, 2006 (as adjusted)	—	—	—	—	241,924	—	—	—	—	—	(10,962)	230,962
Net income through January 31, 2006	—	—	—	—	1,564	—	—	—	—	—	—	1,564
Net hedging gain reclassified to earnings	—	—	—	—	—	—	—	—	—	—	616	616
Net change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	—	2,581	2,581

Balance — January 31, 2006	—	—	—	—	243,488	—	—	—	—	—	(7,765)	235,723
Contribution of net investment to unitholders	5,353,896	—	—	19,103,896	(182,320)	89,337	—	—	89,337	3,646	—	—
Proceeds from IPO, net of issuance costs	13,750,000	—	—	—	—	125,907	—	—	125,907	5,139	—	256,953
Net proceeds from exercise of over allotment option	1,400,000	—	—	—	—	26,163	—	—	—	—	—	26,163
Over allotment option net proceeds to HM Capital Investors	(1,400,000)	—	—	—	—	(26,163)	—	—	—	—	—	(26,163)
Capital reimbursement to HM Capital Partners	—	—	—	—	—	(119,441)	—	—	(119,441)	(4,875)	—	(243,757)
Offering costs	—	—	—	—	—	(2,056)	—	—	(2,056)	(83)	—	(4,195)
Issuance of Class B Common Units for TexStar member interest	—	5,173,189	—	—	(61,168)	—	61,168	—	—	—	—	—
Payment to HM Capital for TexStar net of repayment of promissory note	—	—	—	—	—	(31,020)			(30,334)	(1,238)		(62,592)
Other	—	—	—	—	—	(46)	(12)	(6)	(44)	(2)	—	(110)
Issuance of Class C Common Units net of costs	—	—	2,857,143	—	—	—	—	59,942	—	—	—	59,942
Issuance of restricted common units	506,500	—	—	—	—	—	—	—	—	—	—	—
Unit based compensation expenses	—	—	—	—	—	852	225	5	831	39	—	1,952
General Partner contributions			—	—	—	—	—	—	—	3,786	—	3,786
Partner distributions	—	—	—	—	—	(11,164)	—	—	(10,918)	(446)	—	(22,528)
Net loss from February 1, 2006 through September 30, 2006	—	—	—	—	—	(6,725)	(1,774)	(37)	(6,551)	(308)	—	(15,395)
Net hedging gain reclassified to earnings	—	—	—	—	—	—	—	—	—	—	4,470	4,470
Net change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	—	8,172	8,172

Balance — September 30, 2006	19,610,396	5,173,189	2,857,143	19,103,896	$—	$45,644	$59,607	$59,904	$46,731	$5,658	$4,877	$222,421

See accompanying notes to unaudited condensed consolidated financial statements.

Regency Energy Partners LP
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
     Organization and Basis of Presentation — The unaudited condensed consolidated financial statements presented herein contain the results of Regency Energy Partners LP, a Delaware limited partnership (“Partnership”), and its predecessor, Regency Gas Services LLC (“Predecessor”). The Partnership was formed on September 8, 2005; on February 3, 2006, in conjunction with its initial public offering of securities (“IPO”), the Predecessor was converted to a limited partnership, Regency Gas Services LP (“RGS”) and became a wholly owned subsidiary of the Partnership. The Partnership and its subsidiaries are engaged in the business of gathering, treating, processing, transporting, and marketing natural gas and natural gas liquids (“NGLs”). On August 15, 2006, the Partnership, through RGS, acquired all the outstanding equity of TexStar Field Services, L.P. and its general partner, TexStar GP, LLC (the “TexStar Acquisition”), from HMTF Gas Partners II, L.P. (“HMTF Gas Partners”), an affiliate of HM Capital Partners LLC (“HM Capital Partners”). Hicks Muse Equity Fund V, L.P. (“Fund V”) and its affiliates, through HM Capital Partners, control Regency GP LP, the general partner of the Partnership (the “General Partner”). Fund V also indirectly owns approximately 95 percent of, and, through HM Capital Partners, controls HMTF Gas Partners. Because the TexStar Acquisition is a transaction between commonly controlled entities, the Partnership is required to account for the TexStar Acquisition in a manner similar to a pooling of interests. References to the “HMTF Investors” refer to Regency Acquisition LLC, HMTF Regency, LP, Hicks Muse and funds managed by Hicks Muse, including the Hicks, Muse, Tate & Furst Equity Fund V, L.P., and certain co-investors, including some of our directors and management. Information included in these financial statements for periods presented prior the consummation of the TexStar Acquisition has been adjusted to reflect the TexStar acquisition.
     The accompanying unaudited condensed consolidated financial statements include the assets, liabilities, results of operations and cash flows of the Partnership and its wholly owned subsidiaries. The Partnership operates and manages its business as two reportable segments: a) gathering and processing, and b) transportation.
     The unaudited financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 except for the pooling of interests impact of the TexStar Acquisition and, in the opinion of the Partnership’s management, reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. Certain prior year amounts have been reclassified to conform to current year presentation.
     Use of Estimates — The unaudited condensed consolidated financial statements have been prepared in conformity with GAAP and, of necessity, include the use of estimates and assumptions by management. Actual results could differ from these estimates. In March 2006, the Partnership implemented a process for estimating certain revenue and expenses as actual amounts are not confirmed until after the financial closing process because of standard settlement dates in the gas industry. The Partnership does not expect actual results to differ materially from its estimates.
     Intangible Assets — All separately identified intangible assets are amortized using the straight-line method with no residual value. Amortization expense for the three- and nine-month periods ended September 30, 2006 and 2005 was $468,000 and $1,403,000, respectively. The estimated annual amortization for 2007 is $1,816,000 and for each of the following four years is $1,154,000.
     Investment in Unconsolidated Subsidiary – Investments in entities for which the Partnership has significant influence over the investee’s operating and financial policies, but less than a controlling interest, are accounted for using the equity method. Under the equity method, the Partnership’s investment in an investee is included in the condensed consolidated balance sheets under the caption investments in unconsolidated subsidiaries and the Partnership’s share of the investee’s earnings or loss is included in the condensed consolidated statements of operations under the caption equity income. All of the Partnership’s investments are subject to periodic impairment review. The impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future use of the investment.
     Equity-Based Compensation — The Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, as amended, during the first quarter of 2006 which did not have an impact on the Partnership. Subsequent to the IPO, the Partnership began recording equity based compensation.
     Earnings Per Unit — Basic net income per limited partner unit is computed in accordance with SFAS No. 128, “Earnings Per Share”, as interpreted by Emerging Issues Task Force (“EITF”) Issue No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-Class method under FASB Statement No. 128”, by dividing limited partners’ interest, after deducting the general partners’ interest in net income by the weighted average number of common and subordinated units outstanding. In periods when the

Partnership’s aggregate net income exceeds the aggregate distributions, EITF 03-6 requires the Partnership to present earnings per unit as if all of the earnings for the periods were distributed. Diluted net income per limited partner unit is computed by dividing limited partners’ interest in net income, after deducting the general partner’s interest, by the weighted average number of common and subordinated units outstanding and the effect of nonvested restricted units and unit options computed using the treasury stock method.
     Recently Issued Accounting Standards – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever another standard requires (or permits) assets or liabilities to be measured at fair value. This standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership estimates that the adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.
2. Partners’ Capital
     Initial Public Offering — On February 3, 2006, the Partnership offered and sold 13,750,000 common units, representing a 35.3 percent limited partner interest in the Partnership, in its IPO, at a price of $20.00 per unit. Total proceeds from the sale of the units were $275,000,000, before offering costs and underwriting commissions. The Partnership’s common units began trading on the NASDAQ National Market under the symbol “RGNC.”
     Concurrently with the consummation of the IPO, all the member interests in the Predecessor were contributed to the Partnership by Regency Acquisition LP (“Acquisition”), an affiliate of HM Capital Partners, in exchange for 19,103,896 subordinated units representing a 49 percent limited partner interest in the Partnership; 5,353,896 common units representing a 13.7 percent limited partner interest in the Partnership; a 2 percent general partner interest in the Partnership; incentive distribution rights; and the right to reimbursement of $195,757,000 of capital expenditures comprising most of the initial investment by Acquisition in the Predecessor.
     The proceeds of the Partnership’s IPO were used: to distribute $195,757,000 to Acquisition in reimbursement of its capital investment in the Predecessor and to replenish $48,000,000 of working capital assets distributed to Acquisition immediately prior to the IPO; to pay $9,000,000 to an affiliate of Acquisition to terminate two management services contracts; and to pay $22,000,000 of underwriting commissions, structuring fees and other offering costs. In connection with the IPO, the Partnership incurred direct costs totaling $4,195,000 and has charged these costs against the gross proceeds from the Partnership’s IPO as a reduction to equity in the first quarter of 2006.
     On March 8, 2006, the Partnership sold an additional 1,400,000 common units at a price of $20 per unit as the underwriters exercised a portion of their over allotment option. The net proceeds from the sale were used to redeem an equivalent number of common units held by Acquisition.
     Class B Common Units – On August 15, 2006, in connection with the TexStar Acquisition, the General Partner issued 5,173,189 of Class B Common Units to HMTF Gas Partners as partial consideration for the TexStar Acquisition. The Class B Common Units have the same terms and conditions as the Partnership’s Common Units, except that the Class B Common Units are not entitled to participate in distributions by the Partnership for two distribution periods. The Class B Common Units will not be entitled to quarterly cash distributions for the third or fourth quarter of 2006. The Class B Common Units may be converted into Common Units on a one-for-one basis beginning February 15, 2007. The partnership agreement of the Partnership (the “Partnership Agreement”) was concurrently amended to increase the rights of the General Partner and its affiliates to register under the Securities Act of 1933 (the “Securities Act”) the offering and sale of securities of the Partnership held by them. Specifically, if the General Partner or any of its affiliates desire to sell securities of the Partnership and an exemption from registration under the Securities Act is not available, they may request that the Partnership file a registration statement registering such securities.
     Class C Common Units — On September 21, 2006, the Partnership entered into a Class C Unit Purchase Agreement (the “Purchase Agreement”) with certain purchasers, pursuant to which the purchasers purchased from the Partnership 2,857,143 Class C Common Units representing limited partner interests in the Partnership at a price of $21 per unit on the terms and for the purposes set forth in the Purchase Agreement. The Class C Common Units have the same terms and conditions as the Partnership’s Common Units, except that the Class C Common Units are not entitled to participate in distributions by the Partnership for two distribution periods. The Class C Common Units will not be entitled to quarterly cash distributions for the third or fourth quarter of 2006. The Class C Common Units may be converted into Common Units on a one-for-one basis upon the earlier of (a) February 8, 2007 or (b) immediately prior to a merger, a sale of all or substantially all of its assets, or a liquidation or dissolution of the Partnership. Also, in connection with the Purchase Agreement, the Partnership entered into a Registration Rights Agreement with the purchasers pursuant to which the Partnership agreed to register pursuant to the Securities Act the offering, sale and delivery by the purchasers of the common units into which the Class C Units may be converted.

3. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(in thousands)
Net loss	$(11,272)	$(3,906)	$(13,831)	$(12,440)
Hedging losses reclassified to earnings	2,364	3,482	5,086	3,482
Net change in fair value of cash flow hedges	16,828	(25,706)	10,753	(25,706)

Comprehensive income (loss)	$7,920	$(26,130)	$2,008	$(34,664)

4. Loss per Limited Partner Unit
     The following data show the amounts used in computing limited partner loss per unit and the effect on loss and the weighted average number of units of dilutive potential common units.

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands except unit data and per unit data)
Net loss for partners	$(11,272)	$(15,395)
Adjustments:
General partner’s equity ownership	(225)	(308)

Limited partners’ interest in net loss	$(11,047)	$(15,087)

Weighted average limited partner units – basic	43,663,556	43,488,572
Limited partners’ basic and diluted loss per unit	$(0.25)	$(0.35)
     Loss per unit for the nine months ended September 30, 2006 reflects only the eight months since the closing of the Partnership’s IPO on February 3, 2006. For convenience, January 31, 2006 has been used as the date of the change in ownership. Accordingly, results for January 2006 have been excluded from the calculation of loss per unit. Potentially dilutive units related to the Partnership’s long-term incentive plan of 506,500 restricted common units and 909,300 common unit options have been excluded from diluted loss per unit as the effect is antidilutive for the three and nine month periods ended September 30, 2006 as the Partnership reported losses for all periods presented. Furthermore, while the non-vested (or restricted) units are deemed to be outstanding for legal purposes, they have been excluded from the calculation of basic loss per unit in accordance with SFAS No. 128.
     The Partnership Agreement requires that the general partner shall receive a 100 percent allocation of income until its capital account is made whole for all of the net losses allocated to it in prior years.
5. Acquisitions
     TexStar – On August 15, 2006, the Partnership acquired all the outstanding equity of TexStar by issuing 5,173,189 Class B common units valued at $119,183,000, a cash payment of $63,289,000 and the assumption of $167,652,000 of TexStar’s outstanding bank debt, subject to working capital adjustments. Because the TexStar Acquisition is a transaction between commonly controlled entities, we accounted for the TexStar Acquisition in a manner similar to a pooling of interests. As a result, the historical financial statements of the Partnership and TexStar have been combined to reflect the historical operations, financial position and cash flows throughout the periods presented.

     The following table presents the revenues and net income for the previously separate entities and the combined amounts presented in these unaudited condensed consolidated financial statements.

	Three months ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues
Regency Energy Partners	$196,177	$190,604	$590,755	$434,566
TexStar Field Services	32,955	950	84,301	1,882

Combined	229,132	191,554	675,056	436,448

Net income (loss)
Regency Energy Partners	(7,602)	(3,901)	(8,226)	(12,560)
TexStar Field Services	(3,670)	(5)	(5,605)	120

Combined	$(11,272)	$(3,906)	$(13,831)	$(12,440)

     Como – On July 25, 2006, TexStar consummated an Asset Purchase and Sale Agreement (the “Como Acquisition Agreement”) dated June 16, 2006 with Valence Midstream, Ltd. and EEC Midstream, Ltd., under which TexStar acquired certain natural gas gathering, treating and processing assets from the other parties thereto for $81,807,000 including transaction costs. The assets acquired consisted of approximately 59 miles of pipelines and certain specified contracts (the “Como Assets”). The results of operations of the Como Assets have been included in the statements of operations beginning July 26, 2006. The Partnership’s preliminary purchase price allocation results in $81,807,000 being allocated to property, plant and equipment with no goodwill or intangible assets. The Partnership has not yet completed its purchase price allocation process for the Como Assets.
     Enbridge Assets – TexStar acquired two sulfur recovery plants, one NGL plant and 758 miles of pipelines in East and South Texas (the “Enbridge Assets”) from Enbridge Pipelines (NE Texas), LP, Enbridge Pipeline (Texas Intrastate), LP and Enbridge Pipelines (Texas Gathering), LP (collectively “Enbridge”) for $108,282,000 inclusive of transaction expenses on December 7, 2005 (the “Enbridge Acquisition”). TexStar accounted for the Enbridge Acquisition using the purchase method of accounting.
     The following unaudited pro forma financial information has been prepared as if the acquisitions of the Como Assets and Enbridge Assets had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments to historical results of operations including depreciation and amortization expense (based upon the estimated fair values and useful lives of property, plant and equipment) and interest expense (based upon the total debt borrowed to acquire these assets using the Partnership’s interest rate as of September 30, 2006). Such unaudited pro forma financial information does not purport to be indicative of the results of operations that would have been achieved if the transactions to which the Partnership is giving pro forma effect actually occurred on the date referred to above or the results of operations that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2006	30, 2005	30, 2006	30, 2005
		(in thousands except unit and per unit data)
Revenue	$231,265	$225,555	$693,188	$534,327
Net loss	(11,377)	(2,539)	(14,711)	(10,504)
General partner’s equity ownership	(228)		(294)
Limited partners’ interest in net loss	(11,149)		(14,417)

Weighted average limited partner units – basic and diluted	43,663,556		43,488,572
Limited partners’ basic and diluted loss per unit	$(0.26)		$(0.33)
6. Risk Management Activities
     Effective July 1, 2005, the Partnership elected hedge accounting for its ethane, propane, butane and natural gasoline swaps, as well as for its interest rate swaps. These contracts are accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Prior to the election of hedge accounting, unrealized and realized losses of ($16,226,000) were recorded as a charge against revenue during the six month period ended June 30, 2005.

     As of September 30, 2006, the Partnership’s hedging positions accounted for as cash flow hedges reduce exposure to variability of future commodity prices through 2009 and interest rates through March 2007. The net fair value of the Partnership’s risk management activities was an asset of $648,000 as of September 30, 2006. The Partnership expects to reclassify $665,000 of gains into earnings from other comprehensive income (loss) in the next twelve months. The Partnership recorded no amounts to the statement of operations for hedge ineffectiveness for all periods presented.
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
7. Long-Term Debt
     Obligations under the Partnership’s credit facility and promissory notes are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Term loans – RGS	$600,000	$308,350
Term loans – TexStar	—	70,000
Revolver loans – RGS	10,600	50,000
HM Capital Partners Promissory Note – TexStar	—	600

Total	610,600	428,950
Less: current portion – TexStar	—	(700)

Long-term debt	$610,600	$428,250

Total Facility Limit – RGS	$850,000	$468,350
Term loans	(600,000)	(308,350)
Revolver loans	(10,600)	(50,000)
Letters of credit	(4,082)	(10,700)

Credit available – RGS	$235,318	$99,300

Total Facility Limit – TexStar	—	$85,000
Term loans	—	(70,000)
Revolving loans	—	—
Letters of credit	—	—

Credit available – TexStar	—	$15,000

     HM Capital Partners Promissory Note – On February 18, 2005, the Partnership entered into a $600,000 promissory note with HM Capital Partners. The promissory note bore interest at 8.5 percent and was repaid in full during the three months ended September 30, 2006.
     TexStar Loan Agreement – On December 6, 2005, TexStar entered into a credit agreement with a third party financial institution (the “Loan Agreement”) to provide financing for the Enbridge Acquisition. The Loan Agreement provided for a term loan facility in the principal amount of $70,000,000 and a revolving credit facility in the amount of $15,000,000. The Loan Agreement also provided for letters of credit in varying amounts not to exceed the unused borrowing base of the revolving credit facility. The Loan Agreement provided for swingline loans not to exceed $3,750,000 on the unused borrowing of the revolving credit facility.
     The term, revolving, and swingline loans bore various interest rates based upon the Alternative Base Rate (“ABR”), as defined in the Loan Agreement plus an applicable margin, as defined by the Loan Agreement, which was adjusted based upon the TexStar’s leverage ratio. The Loan Agreement also provided an interest rate option tied to a London Inter-Bank Offer Rate (“LIBOR”), plus the applicable margin. At December 31, 2005, the applicable margin for the term loan facility was 2.25 percent for the ABR based loans and 3.25 percent for the LIBOR based loans.
     The term loan facility and the revolving credit facility accrued interest at rates ranging from an average 7.71 percent for the term loan facility to 9.25 percent for the revolving credit facility during the period from December 7, 2005 to December 31, 2005. Commitment fees of 0.50 percent per annum on the unused portion of the loan up to the conversion date were required. The total commitment fees paid during 2005 were immaterial.
     The term loan facility and revolving credit facility were collateralized by substantially all of the TexStar assets. The Loan Agreement contained various restrictive covenants which included maintaining specific debt and interest coverage. The Loan

Agreement also restricted payment of dividends, asset sales, sale leaseback transactions, acquisitions, mergers and consolidations, capital expenditures, creation of liens and limited additional indebtedness. If the TexStar issued debt, preferred stock or equity securities, the Loan Agreement required a repayment of amounts borrowed equal to 100 percent of the net cash proceeds of an issuance of debt securities or preferred stock and 50 percent of the net cash proceeds of an issuance of equity securities. The Partnership repaid in full the amounts outstanding under the Loan Agreement during the three months ended September 30, 2006. At the same time, the Partnership recorded $5,135,000 to loss on debt refinancing to write-off associated debt issuance costs.
     Fourth Amended and Restated Credit Agreement - In connection with the TexStar Acquisition, RGS amended and restated its $470,000,000 credit agreement, increasing the facility to $850,000,000 consisting of $600,000,000 in term loans and $250,000,000 in a revolving credit facility. The availability for letters of credit was increased to $100,000,000. RGS has the option to increase the commitments under the revolving credit facility or the term loan facility, or both, by an amount up to $200,000,000 in the aggregate, provided that no event of default has occurred or would result due to such increase, and all other additional conditions for the increase of the commitments set forth in the Fourth Amended and Restated Credit Agreement (“Credit Facility”) have been met.
     RGS’ obligations under the Credit Facility are secured by substantially all of the assets of RGS and its subsidiaries and are guaranteed by the Partnership and each such subsidiary. The revolving loans under the facility will mature in five years, and the term loans thereunder will mature in seven years.
     Interest on term loan borrowings under the Credit Facility will be calculated, at the option of RGS, at either: (a) a base rate plus an applicable margin of 1.50 percent per annum or (b) an adjusted LIBOR rate plus an applicable margin of 2.50 percent per annum. Interest on revolving loans thereunder will be calculated, at the option of RGS, at either: (a) a base rate plus an applicable margin of 1.00 percent per annum or (b) an adjusted LIBOR rate plus an applicable margin of 2.00 percent per annum. RGS must pay (i) a commitment fee equal to 0.50 percent per annum of the unused portion of the revolving loan commitments, (ii) a participation fee for each revolving lender participating in letters of credit equal to 2.25 percent per annum of the average daily amount of such lender’s letter of credit exposure, and (iii) a fronting fee to the issuing bank of letters of credit equal to 0.125 percent per annum of the average daily amount of the letter of credit exposure.
     The Credit Facility contains financial covenants requiring RGS and its subsidiaries to maintain debt to EBITDA and EBITDA to interest expense within certain threshold ratios. At September 30, 2006, RGS and its subsidiaries were in compliance with these covenants.
     The Credit Facility restricts the ability of RGS to pay dividends and distributions other than reimbursements of the Partnership for expenses and payment of dividends to the Partnership to the extent of the Partnership’s determination of Available Cash under the Partnership Agreement (so long as no default or event of default has occurred or is continuing). The Credit Facility also contains various covenants that limit (subject to certain exceptions and negotiated baskets), among other things, the ability of RGS (but not the Partnership):
▪	to incur indebtedness;

▪	to grant liens;

▪	to enter into sale and leaseback transactions;

▪	to make certain investments, loans and advances;

▪	to dissolve or enter into a merger or consolidation;

▪	to enter into asset sales or make acquisitions;

▪	to enter into transactions with affiliates;

▪	to prepay other indebtedness or amend organizational documents or transaction documents (as defined in the Credit Facility);

▪	to issue capital stock or create subsidiaries; or

▪	to engage in any business other than those businesses in which it was engaged at the time of the effectiveness of the Credit Facility or reasonable extensions thereof.

     The outstanding balances of term debt and revolver debt under the Credit Facility bear interest at either LIBOR plus margin or at Alternative Base Rate (equivalent to the US prime lending rate) plus margin, or a combination of both. The weighted average interest rates for the revolving and term loan facilities, including interest rate swap settlements, commitment fees, and amortization of debt issuance costs were 7.28 percent and 6.80 percent for the nine months ended September 30, 2006 and 2005, respectively, and 7.42 percent and 6.61 percent for the three months ended September 30, 2006 and 2005, respectively.
     In accordance with EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instrument”, the Partnership treated the amendment of the Credit Facility as an extinguishment and reissuance of debt, and therefore recorded a charge to loss on debt refinancing in the three months ended September 30, 2006 of $7,312,000.
8. Commitments and Contingencies
     Legal — The Partnership is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the Partnership’s business, financial condition, results of operations or cash flows.
     Environmental Matters
     Waha Phase I — A Phase I environmental study was performed on the Waha assets in connection with the pre-acquisition due diligence process in 2004. Most of the identified environmental contamination has either been remediated or was being remediated by the previous owners or operators of the properties. The estimated potential environmental remediation cost ranges from $1,900,000 to $3,100,000. No governmental agency has required the Partnership to undertake these remediation efforts. The Partnership believes that the likelihood it will be liable for any significant remediation liabilities with respect to these matters is remote. Separately, the Partnership acquired an environmental pollution liability insurance policy in connection with the acquisition to cover any undetected or unknown pollution discovered in the future. The policy covers clean-up costs and damages to third parties and has a 10-year term (expiring in 2014) with a $10,000,000 limit subject to certain deductibles.
     El Paso Claims — Under the purchase and sale agreement, or PSA, pursuant to which the Partnership purchased north Louisiana and Midcontinent assets from affiliates of El Paso Field Services, LP, or El Paso, in 2003, El Paso indemnified the Partnership (subject to a limit of $84,000,000) for environmental losses as to which El Paso was deemed responsible. Of the cash escrowed for this purpose at the time of sale, $5,718,000 remained in escrow at September 30, 2006. Upon completion of a Phase II investigation of various assets so acquired (the Phase II Assets), El Paso was notified of indemnity claims of approximately $5,400,000 for environmental liabilities. In related discussions, El Paso denied all but $280,000 of these claims (which it evaluated at $75,000 and agreed to cure itself). In these discussions, the Partnership agreed, at El Paso’s request, to install permanent monitoring wells at the facilities where ground water impacts were indicated by the Phase II activities. The Partnership also agreed to withdraw its claims with respect to all but seven of the Phase II Assets (which comprise those subject to accepted claims).
     A Final Site Investigation Report with respect to those Phase II Assets has since been prepared and issued based on information obtained from the permanent monitoring wells. Environmental issues exist with respect to four facilities, including the two subject to accepted claims and two of the Partnership’s processing plants. The estimated remediation costs associated with the processing plants aggregate $2,750,000. The Partnership believes that any of its obligations to remediate the properties is subject to the indemnity under the El Paso PSA, and intends to reinstate the claims for indemnification for these plant sites.
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
     Texas Tax Legislation — In May 2006, the State of Texas passed legislation that imposes a “margin tax” on partnerships and master limited partnerships. The Partnership currently estimates that this legislation will not have a material effect on its results of operations, cash flows, or financial condition.
9. Related Party Transactions
     In February of 2005, TexStar issued a promissory note to HM Capital Partners in the amount of $600,000 bearing interest at a fixed rate of 8.5 percent per annum. Concurrent with the Partnership’s acquisition of TexStar in August 2006, the promissory note was repaid in full.

     Concurrently with the IPO, the Partnership paid $9,000,000 to an affiliate of HM Capital Partners to terminate two management services contracts with a remaining term of 9 years. In connection with the acquisition of TexStar, the Partnership paid $3,542,000 to terminate TexStar’s management services contract.
     The employees operating the assets of the Partnership and its subsidiaries and all those providing staff or support services are employees of Regency GP LLC, the Partnership’s managing general partner. Pursuant to the Partnership Agreement, the managing general partner receives a monthly reimbursement for all direct and indirect expenses that it incurs on behalf of the Partnership. Reimbursements of $3,556,000 and $9,870,000 were recorded in the Partnership’s financial statements during the three and nine months ended September 30, 2006 as operating expenses or general and administrative expenses, as appropriate.
     The Partnership made cash distributions of $7,454,000 and $12,206,000 during the three months and nine months ended September 30, 2006 to HM Capital Partners and affiliates.
     The related party revenues and expenses included on the statement of operations and the related party receivables and payables on the balance sheets for all periods presented relate to transactions with BlackBrush Oil & Gas, LP, an affiliate of the Partnership owned by HMTF Gas Partners.
     TexStar paid a transaction fee in the amount of $1,200,000 to an affiliate of HM Capital upon completing its acquisition of the Como Assets. This amount was capitalized as a part of the purchase price.
     The Partnership paid management fees in the amount of $361,000 and $88,000 to HM Capital during the nine- and three-month periods ending September 30, 2006, respectively. The Partnership paid management fees in the amount of $760,000 and $253,000 in the nine- and three-month periods ending September 30, 2005, respectively.
10. Segment Information
     The Partnership has two reportable segments: i) gathering and processing and ii) transportation. Gathering and processing involves the collection and transport of raw natural gas from producer wells to a treating plant where water and other impurities such as hydrogen sulfide and carbon dioxide are removed. Treated gas is then further processed to remove the natural gas liquids. The treated and processed natural gas then is transported to market separately from the natural gas liquids. The Partnership’s gathering and processing segment also includes its NGL marketing business. Through the NGL marketing business, the Partnership markets the NGLs that are produced by its processing plants for its own account and for the accounts of its customers. The Partnership aggregates the results of its gathering and processing activities across five geographic regions into a single reporting segment.
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
     Management evaluates the performance of each segment and makes capital allocation decisions through the separate consideration of segment margin and operating expense. Segment margin is defined as total revenues, including service fees less cost of gas and liquids. The Partnership believes segment margin is an important measure because it is directly related to volumes and commodity price changes. Operating expenses are a separate measure used by management to evaluate operating performance of field operations. Direct labor, insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portions of the Partnership’s operating expenses. These expenses are largely independent of the volume throughput but fluctuate depending on the activities performed during a specific period. The Partnership does not deduct operating expenses from total revenues in calculating segment margin because management separately evaluates commodity volume and price changes in segment margin. Results for each income statement period, together with amounts related to balance sheets for each segment, are shown below.

	Gathering and
	Processing	Transportation	Corporate	Eliminations	Total
	(in thousands)
External Revenue
Quarter ended September 30, 2006	$171,548	$57,584	$—	$—	$229,132
Quarter ended September 30, 2005	133,257	58,297	—	—	191,554
Nine months ended September 30, 2006	483,176	191,880	—	—	675,056
Nine months ended September 30, 2005	312,142	124,306	—	—	436,448
Intersegment Revenue
Quarter ended September 30, 2006	—	8,846	—	(8,846)	—
Quarter ended September 30, 2005	—	15,898	—	(15,898)	—
Nine months ended September 30, 2006	—	22,491	—	(22,491)	—
Nine months ended September 30, 2005	—	31,585	—	(31,585)	—
Cost of Sales
Quarter ended September 30, 2006	140,355	45,491	—	—	185,846
Quarter ended September 30, 2005	114,358	54,156	—	—	168,514
Nine months ended September 30, 2006	400,160	159,183	—	—	559,343
Nine months ended September 30, 2005	272,516	114,538	—	—	387,054
Segment Margin
Quarter ended September 30, 2006	31,193	12,093	—	—	43,286
Quarter ended September 30, 2005	18,899	4,141	—	—	23,040
Nine months ended September 30, 2006	83,016	32,697	—	—	115,713
Nine months ended September 30, 2005	39,626	9,768	—	—	49,394
Operating Expenses
Quarter ended September 30, 2006	9,477	1,090	—	—	10,567
Quarter ended September 30, 2005	4,995	624	—	—	5,619
Nine months ended September 30, 2006	25,054	3,340	—	—	28,394
Nine months ended September 30, 2005	15,075	1,333	—	—	16,408
Depreciation and Amortization
Quarter ended September 30, 2006	6,525	2,986	248	—	9,759
Quarter ended September 30, 2005	4,372	1,002	147	—	5,521
Nine months ended September 30, 2006	18,910	8,773	623	—	28,306
Nine months ended September 30, 2005	12,736	2,946	394	—	16,076
Total Assets
September 30, 2006	628,392	307,457	21,633	—	957,482
December 31, 2005	495,145	291,998	19,597	—	806,740
Investments in Unconsolidated Subsidiaries
September 30, 2006	5,541	—	—	—	5,541
December 31, 2005	5,992	—	—	—	5,992
Expenditures for Long-Lived Assets
Nine months ended September 30, 2006	158,685	28,513	1,503	—	188,701
Nine months ended September 30, 2005	26,004	72,116	408	—	98,528

     The table below provides a reconciliation of total segment margin to net loss from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(in thousands)
Total Segment Margin (from above)	$43,286	$23,040	$115,713	$49,394
Related party expenses	(499)	(217)	(1,765)	(349)
Operating expenses	(10,567)	(5,619)	(28,394)	(16,408)
General and administrative	(6,932)	(3,672)	(19,271)	(9,822)
Management services termination fee	(3,542)	—	(12,542)	—
Depreciation and amortization	(9,759)	(5,521)	(28,306)	(16,076)

Operating Income	11,987	8,011	25,435	6,739
Other Income and Deductions
Interest expense, net	(10,929)	(4,490)	(27,319)	(12,717)
Loss on debt refinancing	(12,447)	(7,724)	(12,447)	(7,724)
Equity income	177	91	397	246
Other income and deductions, net	(60)	221	103	284

Total other income and deductions	(23,259)	(11,902)	(39,266)	(19,911)

Net loss from continuing operations	$(11,272)	$(3,891)	$(13,831)	$(13,172)

11. Equity-Based Compensation
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
     As of September 30, 2006, grants have been made in the amount of 506,500 restricted common units and 925,400 common unit options with weighted average grant-date fair values of $20.94 per unit and $1.30 per option. The options were valued with the Black-Scholes Option Pricing Model assuming 15 percent volatility in the unit price, a ten year term, a strike price equal to the grant-date price per unit, a distribution per unit of $1.40 per year, a risk-free interest rate of 4.25 percent, and an average exercise of the options of four years after vesting is complete. The assumption that employees will, on average, exercise their options four years from the vesting date is based on the average of the mid-points from vesting to expiration of the options. In aggregate, outstanding awards represent 1,415,800 potential common units.
     The Partnership will make distributions to non-vested restricted common units on a one-for-one ratio with the per unit distributions paid to common units. Restricted common units are subject to contractual restrictions which lapse over time. Upon the vesting and exercise of the common unit options, the Partnership intends to settle these obligations with common units. Accordingly, the Partnership expects to recognize an aggregate of $11,201,000 of compensation expense related to the grants under LTIP, or $3,734,000 for each of the three years of the vesting period for such grants.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value*
Common Unit Options	Units	Exercise Price	Term in Years	(in thousands)
Outstanding at December 31, 2005	—
Granted	925,400	$20.94
Exercised	—	—
Forfeited or expired	(16,100)	20.07

Outstanding at September 30, 2006	909,300	$20.95	9.6	$2,926

Exercisable at September 30, 2006	—

*	Intrinsic value equals the closing market price of a unit less the option strike price, multiplied by the number of unit options outstanding as of September 30, 2006.

		Weighted
		Average Grant
Restricted (Nonvested) Units	Units	Date Fair Value
Outstanding at December 31, 2005	—
Granted	506,500	$20.94
Forfeited	—

Outstanding at September 30, 2006	506,500	$20.94

12. Subsequent Events
     Partner Distributions — On October 27, 2006, the Partnership declared a distribution of $0.37 per common and subordinated unit, payable on November 14, 2006 to unitholders of record at the close of business on November 7, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a Delaware master limited partnership formed to capitalize on opportunities in the midstream sector of the natural gas industry. We are committed to providing high quality services to our customers and to delivering sustainable returns to our investors in the form of distributions and unit price appreciation.
     We own and operate significant natural gas gathering and processing assets in north Louisiana, west Texas, east Texas, south Texas and the mid-continent region of the United States. We are engaged in gathering, processing, marketing and transporting natural gas and natural gas liquids, or NGLs. We also own and operate an intrastate natural gas pipeline in north Louisiana.
     On February 3, 2006, we offered and sold 13,750,000 common units, representing a 35.3 percent limited partner interest in the Partnership, in our IPO at a price of $20.00 per unit. Total proceeds from the sale of the units were $275,000,000, before offering costs and underwriting commissions. Our common units began trading on the NASDAQ National Market under the symbol “RGNC.” See our annual report on Form 10-K for additional information on our IPO and the underwriters’ partial execution of their over allotment option.
     On August 15, 2006, the Partnership, through its wholly-owned subsidiary Regency Gas Services LP (“RGS”), acquired all the outstanding equity of TexStar Field Services, L.P. and its general partner, TexStar GP, LLC (the “TexStar Acquisition”), from HMTF Gas Partners II, L.P. (“HMTF Gas Partners”), an affiliate of HM Capital Partners LLC (“HM Capital Partners”). Hicks Muse Equity Fund V, L.P. (“Fund V”) and its affiliates, through HM Capital Partners, control, Regency GP LP, the general partner of the Partnership (the “General Partner”). Fund V also indirectly owns approximately 95 percent of, and, through HM Capital Partners, controls HMTF Gas Partners. Because the TexStar Acquisition is a transaction between commonly controlled entities, we were required to account for the TexStar Acquisition in a manner similar to a pooling of interests. Information included in these financial statements for periods presented prior the consummation of the TexStar Acquisition has been adjusted to reflect the TexStar Acquisition.
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
     Volumes - As a result of naturally occurring production declines, we must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to maintain existing supplies of natural gas and obtain new supplies is impacted by (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our pipelines, (2) our ability to compete for volumes from successful new wells in other areas and (3) our ability to obtain natural gas that has been released from other commitments. We routinely monitor producer activity in the areas served by our gathering and processing systems to pursue new supply opportunities.
     To increase throughput volumes on our intrastate pipeline we must contract with shippers, including producers and marketers, for supplies of natural gas. We routinely monitor producer and marketing activities in the areas served by our transportation system to pursue new supply opportunities.
     Total Segment Margin - Segment margin from Gathering and Processing, together with segment margin from Transportation comprise Total Segment Margin. We use Total Segment Margin as a measure of performance.
     We calculate our Gathering and Processing segment margin as our revenue generated from our gathering and processing operations minus the cost of natural gas and NGLs purchased, which also include third-party transportation and processing fees.

Revenue includes revenue from the sale of natural gas and NGLs resulting from these activities and fixed fees associated with gathering and processing of natural gas.
     We calculate our Transportation segment margin as revenue generated by fee income as well as, in those instances in which we purchase and sell gas for our account, gas sales revenue minus the cost of natural gas that we purchase and transport. Revenue primarily includes fees for the transportation of pipeline-quality natural gas and sales of natural gas transported for our account. Most of our Transportation segment margin is fee-based with little or no commodity price risk. In those cases in which we purchase and sell gas for our account, we generally purchase pipeline-quality natural gas at a pipeline inlet price adjusted to reflect our transportation fee and we sell that gas at the pipeline outlet. In those cases, the difference between the purchase price and the sale price customarily exceeds the economic equivalent of our transportation fee.
     The following table reconciles the non-GAAP financial measure, total segment margin, to its most directly comparable GAAP measure, net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(11,272)	$(3,906)	$(13,831)	$(12,440)
Add (deduct):
Related party expenses	499	217	1,765	349
Operating expenses	10,567	5,619	28,394	16,408
General and administrative	6,932	3,672	19,271	9,822
Management services termination fee	3,542	—	12,542	—
Depreciation and amortization	9,759	5,521	28,306	16,076
Interest expense, net	10,929	4,490	27,319	12,717
Loss on debt refinancing	12,447	7,724	12,447	7,724
Equity income	(177)	(91)	(397)	(246)
Other income and deductions, net	60	(221)	(103)	(284)
Discontinued operations	—	15	—	(732)

Total segment margin (1)	$43,286	$23,040	$115,713	$49,394

(1)	The three and nine month periods ended September 30, 2005 include $327,000 and ($12,712,000) of unrealized gains (losses) on commodity heding transactions.
     Operating Expenses - Operating expenses are a separate measure that we use to evaluate the performance of field operations. Direct labor, insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of our operating expenses. These expenses are largely independent of the volumes through our systems but fluctuate depending on the activities performed during a specific period. We do not deduct operating expenses from total revenues in calculating segment margin because we separately evaluate commodity volume and price changes in segment margin.
EBITDA
     We define EBITDA as net income plus interest expense, provision for income taxes and depreciation and amortization expense. EBITDA is used as a supplemental measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
▪	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

▪	the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness and make cash distributions to our unitholders and general partner;

▪	our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or capital structure; and

▪	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.
     EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. EBITDA is the starting point in determining cash available for distribution, which is an important non-GAAP financial measure for a publicly traded master limited partnership.

     The following table reconciles the non-GAAP financial measure, EBITDA, to its most directly comparable GAAP measures, net loss and net cash flows provided by operating activities.

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash flows provided by operating activities	$33,002	$28,265
Add (deduct):
Depreciation and amortization	(27,967)	(16,923)
Loss on debt refinancing	(12,447)	(7,724)
Risk management portfolio value changes	1,517	(13,590)
Equity income	397	246
Gain on the sale of Regency Gas Treating LP assets	—	626
Gain on the sale of NGL line pack	—	628
Unit based compensation expenses	(1,952)	—
Accounts receivable	1,111	36,647
Other current assets	112	1,841
Accounts payable and accrued liabilities	3,299	(41,899)
Accrued taxes payable	(1,304)	(1,212)
Other current liabilities	(3,919)	(2,715)
Proceeds from early termination of interest rate swap	(3,550)	—
Other assets	(2,130)	3,370

Net loss	$(13,831)	$(12,440)
Add:
Interest expense, net	27,319	12,717
Depreciation and amortization	28,306	16,076

EBITDA (1)	$41,794	$16,353

(1)	The nine month period ended September 30, 2005 includes $12,712,000 of losses on commodity hedging transactions. The nine month periods ended September 30, 2006 and 2005 include $12,447,000 and $7,724,000 of losses on debt refinancing.
Cash Distributions
     On May 15, 2006 the Partnership paid a distribution of $0.2217 per common and subordinated unit. The distribution constitutes the minimum quarterly distribution of $0.35 per unit (or $1.40 per unit annually), prorated for the period in the first quarter of 2006 since the Partnership’s February 3, 2006 IPO.
     On August 14, 2006, the Partnership paid a distribution of $0.35 per common and subordinated unit. The distribution constitutes the minimum quarterly distribution of $0.35 per unit.
     On October 27, 2006, the Partnership declared a distribution of $0.37 per common and subordinated unit (other than Class B and Class C common units, which are not entitled to distributions for the third or fourth quarters of 2006), payable to unitholders of record at the close of business on November 7, 2006. The distribution is payable on November 14, 2006, and constitutes $0.02 per unit greater than the minimum quarterly distribution of $0.35 per unit.
Results of Operations
     The results of operations for the three and nine months ended September 30, 2006 were significantly affected by the following matters, which are discussed in more detail under the captions below:
▪	The volume and segment margin delivered by our transportation segment in the three months ended March 31, 2006 was adversely affected by delayed pipeline interconnections and pipeline pressure issues on the part of certain customers and downstream markets. All interconnection issues were resolved during the first quarter. Beginning in May 2006, we were able to manage the pressure issues so that their impact on operations was mitigated, and we have implemented actions that we believe will substantially mitigate the pipeline pressure issues and will expand the design capacity of the pipeline to 910,000 Mcf/d by the end of the fourth quarter of 2006.

▪	On August 15, 2006, we acquired all the outstanding equity of TexStar by issuing 5,173,189 Class B common units valued at $119,183,000, a cash payment of $63,269,000 (which included the repayment of TexStar’s promissory note and accumulated interest in the amount of $677,000) and the assumption of $167,652,000 of TexStar’s outstanding bank debt, subject to working capital adjustments. Because the TexStar Acquisition is a transaction between commonly controlled entities, we accounted for the TexStar Acquisition in a manner similar to a pooling of interests. As a result, the historical financial statements of the Partnership and TexStar have been combined to reflect the historical operations, financial position and cash flows throughout the periods presented. In the nine months ended September 30, 2006, our TexStar Acquisition contributed revenues of $84,103,000, segment margin of $23,710,000, operating income of $3,848,000 and net loss of $5,607,000. TexStar did not have significant operations until its acquisition of the Enbridge Assets in December 2005. Therefore, TexStar operating results for the nine months ended September 30, 2005 were not material.

▪	In the three months ended March 31, 2006, we recorded a one-time charge of $9,000,000 as a termination fee in connection with the termination of two long-term management services contracts, which amount was paid out of the proceeds of our IPO.

▪	In connection with our TexStar Acquisition in the three months ended September 30, 2006, we recorded a one-time charge of $3,542,000 for the termination of TexStar’s management services contract.

▪	In the three and nine months ended September 30, 2006, we recorded a charge of $12,447,000 as a result of expensing capitalized debt issuance costs relating to credit facilities that were refinanced.
The following are matters that may affect our future results of operations:
▪	Transportation segment volumes and segment margin increased significantly as the Regency Intrastate Enhancement Project completed its first nine months of operation. Through November 1, 2006, we have signed definitive agreements for 552,400 MMBtu/d of firm transportation on the Regency Intrastate Pipeline system, of which 448,411 MMBtu/d was utilized in October 2006. During the month of October 2006 we provided 104,502 MMBtu/d of interruptible transportation.

▪	We have identified $120,000,000 of organic growth capital projects, most of which we expect to be operational in 2006 or early 2007. (See “Capital Requirements”).

▪	As previously disclosed on our Form 10-Q dated March 31, 2006, a gathering contract with one of our suppliers representing over 10 percent of the volume in west Texas expired in August 2006 and was not renewed. The Partnership compared the book value of our west Texas assets to expected future cash flows in the three month period ended June 30, 2006 and recorded no impairment. During the three months ended September 30, 2006, we mitigated this loss by processing gas for a competitor, the volumes of which were non-recurring. On November 1, 2006, we began processing volumes for a new supplier that more than offset the volumes lost as a result of the August contract expiration. The new contract has an initial term of six months and then continues on a month-to-month basis.

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005
     The following table contains key company-wide performance indicators related to our discussion of the results of operations.

	Three Months Ended
	September 30,
	2006	2005	Change	Percent
	(in thousands except volume data)
Revenues	$229,132	$191,554	$37,578	20%
Cost of gas and liquids	185,846	168,514	(17,332)	(10)

Total segment margin	43,286	23,040	20,246	88

Related party expenses	499	217	(282)	(130)
Operating expenses	10,567	5,619	(4,948)	(88)
General and administrative	6,932	3,672	(3,260)	(89)
Management services termination fee (a)	3,542	—	(3,542)	n/m
Depreciation and amortization	9,759	5,521	(4,238)	(77)

Operating income	11,987	8,011	3,976	50

Interest expense, net	(10,929)	(4,490)	(6,439)	(143)
Loss on debt refinancing	(12,447)	(7,724)	(4,723)	(61)
Equity income	177	91	86	95
Other income and deductions, net	(60)	221	(281)	(127)

Loss from continuing operations	(11,272)	(3,891)	(7,381)	190

Discontinued operations	—	(15)	15	n/m

Net loss	$(11,272)	$(3,906)	$(7,366)	189%

System inlet volumes (MMbtu/d) (b)	1,093,889	614,891	478,998	78

(a)	The management services termination fee was paid in connection with the TexStar Acquisition.

(b)	System inlet volumes include total volumes taken into our gathering and processing and transportation systems.
n/m = not meaningful
     Net Loss — Net loss for the three months ended September 30, 2006 increased $7,366,000 compared with the three months ended September 30, 2005. The following factors contributed to the increase in net loss:
▪	An increase in interest expense, net of $6,439,000 due primarily to increased levels of borrowings associated with our Regency Intrastate Enhancement Project and our TexStar Acquisition;

▪	An increase in operating expenses of $4,948,000 primarily resulting from our TexStar Acquisition;

▪	An increase in loss on debt refinancing of $4,723,000 as a result of expensing capitalized debt issuance costs related to certain credit facilities that were refinanced;

▪	An increase in depreciation and amortization expense of $4,238,000 primarily due to the completion of our Regency Intrastate Enhancement project in December 2005 and our TexStar Acquisition;

▪	The recording in the three months ended September 30, 2006 of a one-time charge of $3,542,000 for the termination of a management services contract in connection with our TexStar Acquisition; and

▪	An increase in general and administrative expense of $3,260,000 primarily resulting from transaction expenses related to our TexStar Acquisition, the accrual of non-cash expense associated with our long-term incentive plan and higher employee-related expenses resulting from the hiring of key personnel to assist in achieving our strategic objectives.

     Partially offsetting these increases in net loss was an increase in segment margin of $20,248,000 primarily due to an increase in segment margin from our TexStar Acquisition of $9,184,000 and increased Transportation segment margin segment of $7,952,000. The increase in Transportation segment margin is attributable to the completion of our Regency Intrastate Enhancement Project at the end of 2005.
     The table below contains key segment performance indicators related to our discussion of the results of operations.

	Three Months Ended September 30,
	2006	2005	Change	Percent
	(in thousands except volume data)
Segment Financial and Operating Data:
Gathering and Processing Segment
Financial data:
Segment margin	$31,193	$18,899	$12,294	65%
Operating expenses	9,476	4,995	(4,481)	(90)
Operating data:
Throughput (MMbtu/d)	590,192	307,097	283,095	92
NGL gross production (Bbls/d)	20,376	14,375	6,001	42

Transportation Segment
Financial data:
Segment margin	$12,093	$4,141	$7,952	192%
Operating expenses	1,091	624	(467)	(75)
Operating data:
Throughput (MMbtu/d) (1)	656,494	327,185	329,309	101

(1)	Excludes unused firm transportation of 76,940 MMbtu/d.
     Segment Margin — Total segment margin for the three months ended September 30, 2006 increased to $43,286,000 from $23,040,000 for the corresponding period in 2005. Transportation segment margin increased primarily attributable to the completion of our Regency Intrastate Enhancement Project at the end of 2005. Gathering and Processing segment margin primarily increased due to our TexStar Acquisition and the operation of the Elm Grove plant that began on May 1, 2006.
     Gathering and processing segment margin for the three months ended September 30, 2006 increased to $31,193,000 from $18,899,000 for the three months ended September 30, 2005. The elements of this increase are as follows:
▪	an increase in segment margin of $9,184,000 attributable to the operations of our TexStar Acquisition;

▪	an increase of $2,695,000 in segment margin attributable the operation of the Elm Grove refrigeration plant;

▪	an increase of $1,351,000 attributable to increased throughput volumes exclusive of our TexStar Acquisition and Elm Grove plant; and

▪	a decrease of $934,000 attributable to lower processing margins per MMbtu of throughput exclusive of TexStar and Elm Grove refrigeration plant.
     Transportation segment margin for the three months ended September 30, 2006 increased to $12,093,000 from $4,141,000 for the three months ended September 30, 2005, a 192 percent increase. This increase is primarily the result of the completion of our Regency Intrastate Enhancement project in December 2005.
     Operating Expenses - Operating expenses increased to $10,567,000 in the three months ended September 30, 2006 from $5,619,000 for the corresponding period in 2005, an 88 percent increase. The increase was attributable in part to an increase in operating expenses of $3,940,000 from our TexStar Acquisition in the Gathering and Processing segment. The increase also resulted from higher operating expenses of $615,000 from our Transportation segment and $540,000 from the remainder of our Gathering and Processing segment. In the Transportation segment the increase was primarily due to higher non-income taxes of $366,000 related to increased property taxes associated with our Regency Intrastate Enhancement Project. Increased employee-related expenses, measurement expense, and material and parts expense contributed to the remaining increase in the Transportation segment. In the remainder of the Gathering and Processing segment the increase was due in part to higher consumables expense of $208,000 and material and parts expense of $134,000, both of which fluctuate with operational need. Also contributing to the increase in the remainder of the Gathering and Processing segment was higher utility expense of $111,000 primarily associated our Elm Grove refrigeration plant, which was not operational in the three months ended September 30, 2005.
     General and Administrative — General and administrative expense increased to $6,932,000 in the three months ended September 30, 2006 from $3,672,000 for the comparable period in 2005, an 89 percent increase. This increase was primarily attributable to the accrual of non-cash expense associated with our long-term incentive plan of $863,000 in the three months ended September 30, 2006; higher employee-related expenses of $899,000 associated with hiring key personnel to assist in achieving our strategic objectives; and acquisition related expenditures of $1,201,000 in the three months ended September 30, 2006 primarily related to the TexStar Acquisition. The TexStar Acquisition also added $415,000 of general and administrative expenses.
     Management Services Termination Fee — In the three months ended September 30, 2006, TexStar incurred a one-time charge of $3,542,000 as a management services contract termination fee upon completion of our TexStar Acquisition.
     Depreciation and Amortization — Depreciation and amortization increased to $9,759,000 in the three months ended September 30, 2006 from $5,521,000 for the corresponding period in 2005, representing a 77 percent increase. Depreciation and amortization expense increased $1,983,000 primarily due to the higher depreciable basis of our Transportation segment resulting from the completion of our Regency Intrastate Enhancement Project at the end of 2005. The increased depreciable basis of assets in the Gathering and Processing segment resulting from our TexStar Acquisition increased depreciation and amortization by $1,548,000. Depreciation and amortization in the remainder of the Gathering and Processing segment increased $607,000 due primarily to the completion of certain capital projects.
     Interest Expense, Net — Interest expense, net increased $6,439,000, or 143 percent, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Of the increase, $5,829,000 is due to higher levels of borrowings primarily associated with growth capital expenditures and our TexStar Acquisition, $550,000 is due to higher interest rates and $60,000 is due to unrealized hedging losses recorded in interest expense for the three month period ended September 30, 2006.
     Loss on Debt Refinancing — In the three months ended September 30, 2006, we wrote-off $7,312,000 of debt issuance costs to amend and restate our credit facility in accordance with EITF No. 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments.” In that same period, we wrote-off $5,135,000 of debt issuance costs associated with paying off TexStar’s loan agreement as part of our TexStar Acquisition. In the three months ended September 30, 2005, we wrote-off $7,724,000 of debt issuance costs to amend our credit facility in accordance with EITF No. 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005
     The following table contains key company-wide performance indicators related to our discussion of the results of operations.

	Nine Months Ended
	September 30,
	2006	2005	Change	Percent
	(in thousands except volume data)
Revenues (a)	$675,056	$436,448	$238,608	55%
Cost of gas and liquids	559,343	387,054	(172,289)	(45)

Total segment margin	115,713	49,394	66,319	134

Related party expense	1,765	349	(1,416)	(406)
Operating expenses	28,394	16,408	(11,986)	(73)
General and administrative	19,271	9,822	(9,449)	(96)
Management services termination fee (b)	12,542	—	(12,542)	n/m
Depreciation and amortization	28,306	16,076	(12,230)	(76)

Operating income (loss)	25,435	6,739	18,696	277

Interest expense, net	(27,319)	(12,717)	(14,602)	(115)
Loss on debt refinancing	(12,447)	(7,724)	(4,723)	(61)
Equity income	397	246	151	(61)
Other income and deductions, net	103	284	(181)	(64)

Net loss from continuing operations	(13,831)	(13,172)	(659)	(5)

Discontinued operations	—	732	(732)	n/m

Net loss	$(13,831)	$(12,440)	$(1,391)	(11)%

System inlet volumes (MMbtu/d) (c)	976,093	542,024	434,069	80

(a)	The nine month period ended September 30, 2005 includes $12,712,000 of unrealized losses on commodity hedging transactions.

(b)	The $3,542,000 fee was paid in connection with the TexStar Acquisition. The $9,000,000 management services termination fee was paid with proceeds from our IPO.

(c)	System inlet volumes include total volumes taken into our gathering and processing and transportation systems.
n/m = not meaningful
     Net Loss — Net loss for the nine months ended September 30, 2006 increased $1,391,000 compared with the nine months ended September 30, 2005. The following factors contributed to the increase in net loss:
▪	An increase in interest expense, net of $14,602,000 due primarily to increased levels of borrowings associated with our Regency Intrastate Enhancement Project and our TexStar Acquisition;

▪	The recording in the three months ended March 31, 2006 of a one-time charge of $9,000,000 for the termination of two long-term management services contracts in connection with our IPO (paid with proceeds from our IPO) and TexStar’s recording in the three months ended September 30, 2006 of a one-time charge of $3,542,000 for the termination of a management services contract associated with our TexStar Acquisition;

▪	An increase in depreciation and amortization expense of $12,230,000 primarily due to the completion of our Regency Intrastate Enhancement project in December 2005 and our TexStar Acquisition;

▪	An increase in operating expenses of $11,986,000 resulting from our TexStar Acquisition;

▪	An increase in general and administrative expense of $9,449,000 resulting from TexStar general and administrative expenses, transaction expenses related to our TexStar Acquisition, the accrual of non-cash expense associated with our long-term incentive plan and higher employee-related expenses resulting from the hiring of key personnel to assist in achieving our strategic objectives;

▪	A $4,723,000 increase in write-offs of capitalized debt issuance costs related to certain credit facilities that were refinanced; and

▪	An absence in the nine months ended September 30, 2006 of discontinued operations of $732,000 from the sale of Cardinal in June 2005 including the gain on sale of $626,000.
     Nearly offsetting these increases in net loss was an increase in segment margin of $66,319,000 due to increased segment margin from our TexStar Acquisition of $21,990,000 in the Gathering and Processing segment, increased segment margin in the Transportation segment of $22,929,000 and increased segment margin of $21,400,000 in the remainder of the Gathering and Processing segment. The increase in transportation segment margin is attributable to the completion of our Regency Intrastate Enhancement Project at the end of 2005. The increase in segment margin for the remainder of the Gathering and Processing segment is explained in segment margin below.
     The table below contains key segment performance indicators related to our discussion of the results of operations.

	Nine Months Ended
	September 30,
	2006	2005	Change	Percent
	(in thousands except volume data)
Segment Financial and Operating Data:
Gathering and Processing Segment
Financial data:
Segment Margin	$83,016	$39,626	$43,390	110%
Operating expenses	25,054	15,075	(9,979)	(66)
Operating data:
Throughput (MMbtu/d)	503,952	308,196	195,756	64
NGL gross production (Bbls/d)	18,286	15,341	2,945	19

Transportation Segment
Financial data:
Segment Margin	$32,697	$9,768	$22,929	235%
Operating expenses	3,340	1,333	(2,117)	(173)
Operating data:
Throughput (MMbtu/d) (1)	558,168	249,275	308,893	124

(1)	Excludes unused firm transportation of 82,007 MMbtu/d.
     Segment Margin — Total segment margin for the nine months ended September 30, 2006 increased to $115,713,000 from $49,394,000 for the corresponding period in 2005. The $66,319,000 increase in total segment margin includes a $12,712,000 unrealized loss from risk management activities related to mark-to-market accounting in 2005.
     Gathering and processing segment margin for the nine months ended September 30, 2006 increased to $83,016,000 from $39,626,000 for the nine months ended September 30, 2005. The elements of this increase are as follows:
▪	an increase of $21,990,000 attributable to the operations of our TexStar Acquisition;

▪	an increase of $15,701,000 attributable to a reduction in non-cash losses in the fair market value of derivative contracts;

▪	an increase of $3,798,000 in segment margin attributable the operation of the Elm Grove refrigeration plant;

▪	an increase of $1,583,000 in segment margin that is attributable to higher average margins on processed volumes exclusive of TexStar and the Elm Grove plant; and

▪	an increase of $653,000 in segment margin attributable to increased throughput volumes.

     Transportation segment margin for the nine months ended September 30, 2006 increased to $32,697,000 from $10,103,000 for the comparable period in 2005, a 224 percent increase. This increase is primarily the result of the completion of our Regency Intrastate Enhancement project in December 2005.
     During the first quarter of 2006, one of our firm transport customers did not use all of the transportation capacity to which it was entitled due to pressure losses on their gathering system. In the second quarter of 2006, these pressure issues were alleviated by the seasonal demand for electricity. For a long-term solution, the customer has informed us of their intent to add compression in the third and fourth quarters of 2006 so that they can transport more gas on our pipeline. Compounding the first quarter 2006 problem was a third party interstate pipeline’s loss of two compressor turbines causing the pressure at our interconnect to exceed historical parameters significantly. The operators of the interstate pipeline have informed us that they expect the compressor turbines to return to service in the first quarter of 2007. The addition of compression by our customer, together with the reconfiguration of their gathering system significantly increases their ability to deliver gas into our pipeline even if the interstate pipeline operates at its maximum allowable operating pressure.
     To the extent that inlet pressure at the south westernmost point on the Gulf States Transmission Corporation (“GSTC”) pipeline exceeds a specific pressure that is determined by a competitor, the competitor can divert gas into its own system. In turn, this reduces the volume of gas coming into our north Louisiana intrastate pipeline. We have signed firm transportation contracts on GSTC with some of the gas producers whose deliveries of gas into GSTC are affected by our competitor. We are in the process of reducing significantly the relevant inlet pressure by installing additional pipeline looping on our Regency Intrastate Pipeline and by adding compression. The additional pipeline looping went into service in early August 2006 and the compression is scheduled for installation in the fourth quarter of 2006.
     Operating Expenses — Operating expenses for the nine months ended September 30, 2006 increased to $28,394,000 from $16,408,000 for the corresponding period in 2005, representing a 73 percent increase. This increase resulted primarily from higher operating expenses of $9,792,000 associated with our TexStar Acquisition. Also contributing to the increase was non-income taxes in the Transportation segment of $1,147,000, mainly associated with property taxes on our Regency Intrastate Enhancement Project. The remaining increase is attributable to employee expenses, utilities, measurement expenses and overtime related to maintenance events in north Louisiana.
     General and Administrative — General and administrative expense increased to $19,271,000 in the nine months ended September 30, 2006 from $9,822,000 for the comparable period in 2005. This increase was attributable in part to higher employee-related expenses of $3,011,000, including higher salary expense associated with hiring key personnel to assist in achieving our strategic objectives. The TexStar Acquisition added $2,029,000 in 2006 as compared to 2005. Also contributing to the increase was the accrual of non-cash expense associated with our long-term incentive plan of $1,952,000 in the nine months ended September 30, 2006, increased professional and consulting expenses of $343,000, consisting primarily of audit fees and consulting fees for Sarbanes-Oxley compliance support, and acquisition expenditures of $1,885,000 primarily related to our TexStar Acquisition.
     Management Services Termination Fee — In the three months ended March 31, 2006 we recorded of a one-time charge of $9,000,000 for the termination of two long-term management services contracts in connection with our IPO, paid with proceeds from our IPO. In the three months ended September 30, 2006 we recorded a one-time charge of $3,542,000 for the termination of a management services contract associated with our TexStar Acquisition.
     Depreciation and Amortization — Depreciation and amortization increased to $28,306,000 in the nine months ended September 30, 2006 from $16,076,000 for the corresponding period in 2005, representing a 76 percent increase. Depreciation and amortization expense increased $5,828,000 primarily due to the higher depreciable basis of our transportation system resulting from the completion of our Regency Intrastate Enhancement Project at the end of 2005. The new depreciable basis of assets from in the Gathering and Processing segment resulting from our TexStar Acquisition increased depreciation and amortization by $4,753,000. Depreciation and amortization in the remainder of the Gathering and Processing segment increased $1,422,000 due primarily to the completion of various capital projects.
     Interest Expense, Net — Interest expense, net increased $14,602,000, or 115 percent, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Of the increase, $13,068,000 is due to higher levels of borrowings primarily associated with our Regency Intrastate Enhancement Project and growth capital expenditures, $942,000 is attributable to higher rates and the remaining $592,000 is attributable to unrealized gains recorded in the prior period when we used mark-to-market accounting for interest rate swaps.
     Loss on Debt Refinancing — In the three months ended September 30, 2006, we wrote-off $7,312,000 of debt issuance costs to amend and restate our credit facility in accordance with EITF No. 96-19, “Debtor’s Accounting for Modification or Exchange of Debt

Instruments.” In that same period, we wrote-off $5,135,000 of debt issuance costs associated with paying off TexStar’s credit facility as part of our TexStar Acquisition. In the three months ended September 30, 2005, we wrote-off $7,724,000 of debt issuance costs to amend our credit facility in accordance with EITF No. 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments.”
     Discontinued Operations — On May 2, 2005, we sold all of the Cardinal assets, together with certain related assets, for $6,000,000. The results of Cardinal are presented as discontinued operations, and we recorded a gain on the sale of $626,000 in the nine months ended September 30, 2005.
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
     Revenue and Cost of Sales Recognition. We record revenue and cost of sales on the gross basis for those transactions in which we act as principal and take title to gas that we purchase for resale. When our customers pay us a fee for providing a service such as gathering or transportation we record the fees separately in revenues. In March 2006, the Partnership implemented a process for estimating certain revenue and expenses as actual amounts are not confirmed until after the financial closing process due to the standard settlement dates in the gas industry. Estimated revenues are calculated using actual pricing and nominated volumes. In the subsequent production month, we reverse the accrual and record the actual results. Prior to the settlement date, we record actual operating data to the extent available, such as actual operating and maintenance and other expenses. We do not expect actual results to differ materially from our estimates.
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
     Effective July 1, 2005, we elected hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and we determined the then current hedges outstanding, excluding crude oil put options, qualified for hedge accounting whereby the unrealized changes in fair value are recorded in other comprehensive income (loss) to the extent the hedge is effective. Prior to July 1, 2005, we had recorded unrealized losses in the fair market value of commodity-related derivative contracts and unrealized gains on an interest rate swap into revenues and interest expense, net respectively.
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
     As of September 30, 2006, grants have been made in the amount of 506,500 restricted common units and 925,400 common unit options with weighted average grant-date fair values of $20.94 per unit and $1.30 per option. The options were valued with the Black-Scholes Option Pricing Model assuming 15 percent volatility in the unit price, a ten year term, a strike price equal to the grant-date price per unit, a distribution per unit of $1.40 per year, a risk-free rate of 4.25 percent, and an average exercise of the options of four years after vesting is complete. The assumption that option exercises, on average, will be four years from the vesting date is based on the average of the mid-points from vesting to expiration of the options. In aggregate, outstanding awards represent 1,415,800 potential common units.
     The Partnership will make distributions to non-vested restricted common units on a one-for-one ratio with the per unit distributions paid to common units. Restricted common units are subject to contractual restrictions which lapse over time. Upon the vesting and exercise of the common unit options, the Partnership intends to settle these obligations with common units. Accordingly, the

Partnership expects to recognize an aggregate of $11,201,000 of compensation expense related to the grants under LTIP, or $3,734,000 for each of the three years of the vesting period for such grants. We adopted SFAS 123(R) “Share-Based Payment” in the first quarter of 2006 which resulted in no change in accounting principles as no LTIP awards were outstanding during 2005.
Other Matters
     El Paso Claims — Under the purchase and sale agreement, or PSA, pursuant to which we purchased our north Louisiana and Midcontinent assets from affiliates of El Paso Field Services, LP, or El Paso, in 2003, El Paso indemnified us (subject to a limit of $84,000,000) for environmental losses as to which El Paso was deemed responsible. Of the cash escrowed for this purpose at the time of sale, $5,718,000 remained in escrow at September 30, 2006. Upon completion of a Phase II investigation of various assets so acquired (the Phase II Assets), we notified El Paso of indemnity claims of approximately $5,400,000 for environmental liabilities. In related discussions, El Paso denied all but $280,000 of these claims (which it evaluated at $75,000 and agreed to cure itself). In these discussions, we agreed, at El Paso’s request, to install permanent monitoring wells at the facilities where ground water impacts were indicated by the Phase II activities. We also agreed to withdraw our claims with respect to all but seven of the Phase II Assets (which comprise those subject to accepted claims).
     A Final Site Investigation Report with respect to those Phase II Assets has since been prepared and issued based on information obtained from the permanent monitoring wells. Environmental issues exist with respect to four facilities, including the two subject to accepted claims and two of the Partnership’s processing plants. The estimated remediation costs associated with the processing plants aggregate $2,750,000. The Partnership believes that any of its obligations to remediate the properties is subject to the indemnity under the El Paso PSA, and intends to reinstate the claims for indemnification for these plant sites.
     Texas Tax Legislation — In the three months ended June 30, 2006, the State of Texas passed legislation that imposes a “margin tax” on partnerships and master limited partnerships. We currently estimate that the effect of this legislation will not have a material effect on our results of operations, cash flows, or financial condition.
Liquidity and Capital Resources
     Working Capital (Deficit). — Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. During periods of growth capital expenditures, we experience working capital deficits when we fund construction expenditures out of working capital until they are permanently financed. Our working capital is also influenced by current risk management assets and liabilities due to fair market value changes in our derivative positions being reflected on our balance sheet. These represent our expectations for the settlement of risk management rights and obligations over the next twelve months, and so must be viewed differently from trade receivables and payables which settle over a much shorter span of time. Risk management assets and liabilities affect working capital, and when our derivative positions are settled we expect an offsetting physical transaction, and thus we do not expect these assets and liabilities to affect our ability to pay bills as they come due.
     Our working capital deficit was $8,837,000 at September 30, 2006 and $33,572,000 at December 31, 2005. The $24,735,000 net decrease in working capital deficit from December 31, 2005 to September 30, 2006 resulted primarily from:
▪	a decrease in accounts payable of $13,451,000 primarily attributable to a decrease of $13,252,000 in construction accounts payable related to the completion of our Regency Intrastate Enhancement Project and lower construction accounts payable at TexStar;

▪	a $8,686,000 decrease in current liabilities resulting from a reduction in the valuation of our risk management contracts due to lower index NGL prices and the early termination of an interest rate swap, offset by increases in interest rates; and

▪	a $3,298,000 increase in cash and cash equivalents primarily related to the early termination of an interest rate swap.
     Cash Flows from Operations — Net cash flows provided by operating activities increased $4,737,000, or 17 percent in the nine months ended September 30, 2006 compared to the corresponding period in 2005. The primary cause of the increased cash flow was the termination of an interest rate swap in June 2006, for which we received $3,550,000. We terminated the interest rate swap because of our intention to replace our variable interest rate debt with fixed interest rate debt in the fourth quarter of 2006. The remaining improvement is attributable to increased contributions from the completion of our Regency Intrastate Gas Enhancement project, the installation of additional capacity on our gathering and processing systems (including the TexStar Acquisition), which were significantly offset by higher interest costs due to increased borrowings, the payment of management services contract termination fees and losses on the refinancing of credit agreements.

     Cash Flows from Investing Activities— Net cash flows used in investing activities increased $89,947,000, or 91 percent, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase is primarily due to higher growth and maintenance capital expenditures discussed in “Capital Requirements.”
     Cash Flows from Financing Activities — Net cash flows provided by financing activities increased $74,191,000, or 88 percent, in the nine months ended September 30, 2006 compared to the corresponding period in 2005. The increase is due to 1) increased net borrowings of $123,900,000 under our credit facility to finance our TexStar Acquisition, working capital requirements and organic growth projects, 2) net proceeds of $59,942,000 from the sale of Class C common units used to restructure our capitalization following the TexStar Acquisition, and 3) net proceeds of $9,000,000 related to our IPO. These increases in cash flows provided by financing activities were partially offset by a $62,592,000 payment to acquire TexStar, $22,528,000 of partner distributions, a $26,214,000 reduction in partner contributions, and a $7,918,000 increase in debt issuance costs.
Capital Requirements
     Growth Capital Expenditures – In the nine months ended September 30, 2006, we incurred $68,796,000 of growth capital expenditures. Growth capital expenditures for the nine months ended September 30, 2006 primarily relate to the completion of our Regency Intrastate Enhancement Project, projects completed by TexStar both before and after our acquisition of TexStar, a new 200 MMcf/d dewpoint control facility in Bossier Parish, Louisiana, additional gas compressors, approximately 16 miles of 24-inch pipeline and related compression associated with a scheduled loop of a western segment of our intrastate pipeline and approximately 6 miles of 12-inch pipeline in Lincoln Parish, Louisiana.
     We have identified $120,000,000 of organic growth capital expenditures, including $68,796,000 already spent. This compares to our estimate of $25,100,000 disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Substantially all of the increased balance relates to recently approved or recently completed projects. These expenditures are for:
•	approximately 16 miles of 24-inch pipeline and related compression associated with a scheduled loop of a western segment of our intrastate pipeline;

•	a new 200 MMcf/d dewpoint control facility scheduled for installation on our intrastate pipeline in Webster Parish, Louisiana;

•	the expansion of existing compression and gathering capacity to accommodate producers in Lincoln Parish, Louisiana;

•	the addition of standby compressor capacity; and

•	approximately 26 miles of 12 inch pipeline in South Texas.
     We expect these new growth projects to be operational during the fourth quarter of 2006 or the first half of 2007. We expect to fund these growth capital expenditures out of borrowings under our existing credit agreement.
     Maintenance Capital Expenditures – In the nine months ended September 30, 2006, we incurred $15,104,000 of maintenance capital expenditures, approximately $8,200,000 of which was spent by TexStar to refurbish the Eustace Plant prior to our acquisition. Maintenance capital expenditures primarily consist of compressor and plant overhauls, as well as new well connects to our gathering systems, which replace volumes from naturally occurring depletion of wells already connected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are a net seller of NGLs, and as such our financial results are exposed to fluctuations in NGLs pricing. We have executed swap contracts settled against ethane, propane, butane and natural gasoline market prices, supplemented with crude oil put options. As a result, we have hedged approximately 95 percent of our expected exposure to NGL prices in 2006, approximately 85 percent in 2007, and approximately 60 percent in 2008 based upon current operational levels. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant.
     The following table sets forth certain information regarding our non-trading NGL swaps outstanding at September 30, 2006. The relevant index price that we pay is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, as reported by the Oil Price Information Service (OPIS).

		Notional
		Volume		We Receive	Fair Value
Period	Commodity	(MBbls)	We Pay	($/gallon)	(in thousands)
October 2006 – December 2008	Ethane	1,094	Index	$.55 - $.73	$255
October 2006 – December 2008	Propane	1,039	Index	$.66 - $1.14	(1,862)
October 2006 – December 2009	Butane	698	Index	$1.03 - $1.33	628
October 2006 – December 2008	Natural Gasoline	244	Index	$1.22 - $1.57	231

Total Fair Value					($748)

The following table sets forth certain information regarding our non-trading crude oil puts:

		Notional	Strike Prices	Fair Value
Period	Commodity	Volume (MBbls)	($/BBL)	(in thousands)
October 2006 – December 2007	NYMEX West Texas Intermediate Crude	1,648	$30 - $36.50	$15
     The following table sets forth certain information regarding our interest rate swaps:

	Interest Rate	Notional			Fair Value
Period	Swap Type	Borrowings	We Pay	We Receive	(in thousands)
October 2006 – March 2007	Floating to Fixed	$200 million	3.95%	LIBOR	$1,382

Item 4. Controls and Procedures
Disclosure controls
     At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our Managing GP, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a–15(e) and 15d–15(e) of the Exchange Act). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of our Managing GP, concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
     To the extent that we discover any matter in the design or operation of our system of internal control over financial reporting that might be considered to be a significant deficiency or a material weakness, whether or not considered reasonably likely to affect adversely our ability to record, process, summarize and report financial information properly, we report that matter to our independent registered public accounting firm and to the audit committee of our board of directors.
     On August 15, 2006, the Partnership acquired all the outstanding equity of TexStar Field Services, L.P. and its general partner TexStar GP, LLC (together, “TexStar”). During the course of the audit of TexStar’s financial statements subsequent to its acquisition, management assessed TexStar’s internal controls and identified several control deficiencies. These matters related primarily to cash management, estimation processes relating to the determination of revenues and costs of gas and NGLs and the financial reporting process. These matters were reported by management to the Audit Committee of the Partnership’s Board of Directors. During the period subsequent to its acquisition, TexStar was subjected to the Partnership’s system of internal controls over financial reporting. As a consequence, material changes that will affect future reporting periods were made to TexStar’s internal controls over financial reporting to strengthen the review and approval of cash management, estimation processes and significant entries recorded to the financial records, and to strengthen segregation of duties within TexStar’s accounting and treasury functions.
     There have been no other changes in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to affect, the Partnership’s internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     The information required for this item is provided in Note 8, Commitments and Contingencies, included in the Notes to the Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1, which information is incorporated by reference into this item.
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
     With the TexStar Acquisition, the Partnership now operates plants that process natural gas with high concentrations of hydrogen sulfide, a poisonous gas. A significant leakage of hydrogen sulfide from either of these plants would constitute a substantial health risk to any individual in the vicinity. Inhalation of the gas would result in serious injury or death. These plants are located within several miles of populated areas.
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
November 14, 2006