Form 10-Q/A
period 2008-08-27
Regency Energy Partners LP
filed 2008-08-28
CIK 1338613

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

Commission file number 001-51757

REGENCY ENERGY PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	16-1731691
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1700 Pacific Ave, Suite 2900
Dallas, Texas	75201
(Address of principal executive offices)	(ZIP Code)

(214) 750-1771
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [X]   Accelerated filer [   ]   Non-accelerated filer [   ]   Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

The issuer had 54,796,675 common units, 7,276,506 Class D common units, and 19,103,896 subordinated units outstanding as of August 4, 2008.

Explanatory Note

Regency Energy Partners LP. (the “Partnership”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 with the Securities and Exchange Commission on August 11, 2008 (“Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to (i) indicate by check mark on the cover of the Amendment that the Partnership has not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (ii) amend Item 5(a) of Part II to disclose information that was required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but which was not timely reported on a Form 8-K during that period and (iii) amend Item 6 of Part II to include Exhibit 3.1, Amendment No. 5 to the Amended and Restated Partnership Agreement of the Partnership, which is incorporated by reference from the late Form 8-K discussed in (ii) above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the changes noted above.  Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART II – OTHER INFORMATION

Item 5. Other Information

On April 7, 2008, the general partner of the Partnership executed Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP (the “Amendment”), to be effective as of January 1, 2008.  The Amendment was required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, which was not reported during this period, but filed on August 28, 2008.

The Amendment is intended to simplify the preparation by the Partnership of annual federal income tax information reports to its unitholders on schedule K-1 and modifies the income and loss allocations (including allocations relating to incentive distribution rights) made between the General Partner and the Partnership’s unitholders after a follow-on offering of Partnership units.  The Amendment is not expected to materially change the amount of net taxable income or loss allocated to the Partnership’s unitholders or the economic rights of the Partnership’s unitholders as compared to the allocations or economic rights of the General Partner.  A copy of the Amendment is filed as an exhibit to the Partnership’s Current Report on Form 10-Q dated August 28, 2008 and is incorporated into this Form 10-Q by reference as Exhibit 3.1.

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Form 10-Q/A.  Where so indicated, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
3.1	Amendment No. 5 to the Amended and Restated Partnership Agreement of Regency Energy Partners LP, incorporated by reference hereto from the Current Report on Form 8-K filed on August 28, 2008
10.1	Consulting Services Agreement with William E. Joor III
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certifications of Chief Financial Officer
99.1	Regency GP LP Unaudited Condensed Consolidated Balance Sheet as of June 30, 2008
__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY ENERGY PARTNERS LP

By: Regency GP LP, its general partner

By: Regency GP LLC, its general partner

August 28, 2008	/s/ Lawrence B. Connors
Lawrence B. Connors
Senior Vice President, Finance and Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amendment No. 5 to the Amended and Restated Partnership Agreement of Regency Energy Partners LP, incorporated by reference hereto from the Current Report on Form 8-K filed on August 28, 2008
10.1	Consulting Services Agreement with William E. Joor III
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certifications of Chief Financial Officer
99.1	Regency GP LP Unaudited Condensed Consolidated Balance Sheet as of June 30, 2008
__________
*Filed herewith