Form 10-Q/A
period 2008-10-16
Regency Energy Partners LP
filed 2008-10-16
CIK 1338613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

   2001 Bryan Street, Suite 3700
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

Explanatory Note

Regency Energy Partners LP. (the “Partnership”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 with the Securities and Exchange Commission on August 11, 2008 (“Original Filing”). The Company is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to (i) indicate by check mark on the cover of the Amendment that the Partnership has not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (ii) amend Item 5(a) of Part II to disclose information relating to information that was required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but which was not timely reported on a Form 8-K during that period and (iii) amend Item 6 to include Exhibit 3.2, Amendment No. 6 to the Fourth Amended and Restated Credit Agreement dated as of August 15, 2006, which is incorporated by reference from the late Form 8-K discussed in (ii) above.

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

PART II – OTHER INFORMATION

Item 5. Other Information

On May 9, 2008, the general partner of the Partnership executed Amendment No. 6 to the Fourth Amended and Restated Credit Agreement dated as of August 15, 2006 (the “Amendment”), to be effective as of May 9, 2008.  The Amendment was required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, which was not reported during this period, but filed on October 16, 2008.

The Amendment changes the definition of a joint venture to allow the Partnership to enter into a certain joint venture. Further, the definition of a subsidiary is amended to provide that such joint venture shall not be a subsidiary. The Amendment is not expected to materially change the financial covenants contained within the Credit Agreement or the Partnership’s compliance therewith.  A copy of the Amendment is filed as an exhibit to the Partnership’s Current Report on Form 8-K dated October 16, 2008 and is incorporated into this Form 10-Q by reference as Exhibit 3.2.

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Form 10-Q/A.  Where so indicated, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
3.1	Amendment No. 5 to the Amended and Restated Partnership Agreement of Regency Energy Partners LP, incorporated by reference hereto from the Current Report on Form 8-K filed on August 27, 2008
3.2	Amendment No. 6 to the Fourth Amended and Restated Credit Agreement dated as of August 15, 2006, incorporated by reference hereto from the Current Report on Form 8-K filed on October 16, 2008
10.1	Consulting Services Agreement with William E. Joor III
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer
32.2*	Section 1350 Certifications of Chief Financial Officer
99.1	Regency GP LP Unaudited Condensed Consolidated Balance Sheet as of June 30, 2008
__________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY ENERGY PARTNERS LP

By: Regency GP LP, its general partner

By: Regency GP LLC, its general partner

October 16, 2008	/s/ Lawrence B. Connors
Lawrence B. Connors
Senior Vice President, Finance and Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number                                                                                                                                     Description
3.1	Amendment No. 5 to the Amended and Restated Partnership Agreement of Regency Energy Partners LP, incorporated by reference hereto from the Current Report on Form 8-K filed on August 27, 2008
3.2	Amendment No. 6 to the Fourth Amended and Restated Credit Agreement dated as of August 15, 2006, incorporated by reference hereto from the Current Report on Form 8-K filed on October 16, 2008
10.1	Consulting Services Agreement with William E. Joor III
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*           Section 1350 Certifications of Chief Executive Officer
32.2*           Section 1350 Certifications of Chief Financial Officer
99.1           Regency GP LP Unaudited Condensed Consolidated Balance Sheet as of June 30, 2008
____
*Filed herewith