Form 10-Q/A
period 2009-05-11
Regency Energy Partners LP
filed 2009-05-11
CIK 1338613

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

REGENCY ENERGY PARTNERS LP EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Regency Energy Partners LP's quarterly report on Form 10-Q for the quarter ended March 31, 2009 is to include the necessary signature page.

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

	Asset Derivatives Fair Value
	March 31, 2009	December 31, 2008
	(in thousands)
Derivatives designated as cash flow hedging instruments
Current assets from risk management activities
Commodity contracts	$53,436	$59,882
Long-term assets from risk management activities
Commodity contracts	10,133	13,373
Total cash flow hedging instruments	63,569	73,255

Derivatives not designated as hedging instruments
Current assets from risk management activities
Commodity contracts	15,833	16,001
Long-term assets from risk management activities
Commodity contracts	16,811	23,425
Total derivatives not designated as hedging instruments	32,644	39,426

SFAS 157 Credit Risk Assessment
Current assets from risk management activities	(2,249)	(1,890)
Total assets from risk management activities	$93,964	$110,791

	Liability Derivatives Fair Value
	March 31, 2009	December 31, 2008
	(in thousands)
Derivatives designated as cash flow hedging instruments
Current liabilities from risk management activities
Interest rate contracts	$4,605	$4,680
Long-term liabilities from risk management activities
Interest rate contracts	-	560
Total cash flow hedging instruments	4,605	5,240

Derivatives not designated as hedging instruments
Current liabilities from risk management activities
Commodity contracts	27,394	38,402
Total derivatives not designated as hedging instruments	27,394	38,402

SFAS 157 credit risk assessment
Current liabilities from risk management activities	(270)	(391)
Total liabilities from risk management activities	$31,729	$43,251

The Partnership’s statement of operations for the periods ended March 31, 2009 and 2008 were impacted by risk management activities as follows.

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of:	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
(in thousands)
Interest rate contracts	$ (838)	$(421)	Interest expense, net	$ (1,472)	$188	$-	$-
Commodity contracts	6,218	(2,413)	Net realized and unrealized gain(loss) from risk management activities	16,519	(10,567)	615	223

Total	$5,380	$(2,834)		$$15,047	$(10,379)	$615	$223
Derivatives Not in SFAS 133 Hedging Relationships
	Amount of Loss from Dedesignation Amortized from Accumulated OCI into Income			Amount of Gain (Loss) Recognized in Income on Derivative
	March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008
Net realized and unrealized gain (loss) from risk management activities for commodity contracts	$(797)	$(56)		$(1,402)	$(3,257)
SFAS 157 Credit Risk Assessment for All Derivatives			Location of :	Amount of Gain or (Loss) Recognized in Income on Derivative
				March 31, 2009	March 31, 2008
Commodity and interest rate swaps			Net realized and unrealized gain/(loss) from risk management activities	$(480)	$-

6.  Long-term Debt
Obligations in the form of senior notes, and borrowings under the credit facilities are as follows.

	March 31, 2009	December 31, 2008
	(in thousands)

Senior notes	$357,500	$357,500
Revolving loans	775,733	768,729
Total	1,133,233	1,126,229
Less: current portion	-	-
Long-term debt	$1,133,233	$1,126,229

Availability under revolving credit facility:
Total credit facility limit	$900,000	$900,000
Unfunded Lehman commitments	(5,578)	(8,646)
Revolving loans	(775,733)	(768,729)
Letters of credit	(16,257)	(16,257)
Total available	$102,432	$106,368

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

May 11, 2009

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