Form 10-Q/A
period 2009-05-14
Regency Energy Partners LP
filed 2009-05-14
CIK 1338613

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

The purpose of this Amendment No. 2 to Regency Energy Partners LP's quarterly report on Form 10-Q for the quarter ended March 31, 2009 is to correct information provided with respect to the guarantors of the 8 3/8 percent Senior Notes due 2013. Please see Note 6 to the Unaudited Condensed Consolidated Financial Statements. This amendment also corrects notional volumes for hedged commodities disclosed in Item 3.

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II — OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
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

In March 2008, the FASB issued EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-4”).  EITF 07-4 defines how to allocate net income among the various classes of equity, including incentive distribution rights (or “IDRs”), narrowing the number of currently acceptable methods.  The standard became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Earlier application was not permitted, and EITF 07-4 must be applied retrospectively for all financial statements presented.  The adoption of this standard changes the Partnership’s method of allocating net income to holders of the IDRs in periods where net income exceeds cash distributed.  Because the Partnership Agreement restricts the amount of distributions to holders of IDRs based on cash available for distribution, undistributed net income will be allocated based on the ownership interests of the general partner and unitholders.  Further, because the IDR's are deemed to have no ownership interest , no undistributed net income will be allocated to this class of security.  All prior period earnings per unit data have been adjusted.

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

Finance Corp. does not have any operations of any kind and will not have any revenue other than as may be incidental as a co-issuer of the Senior Notes. The Partnership has no independent operations, the guarantees are full and unconditional and joint and several, and there are no subsidiaries of the Partnership other than Finance Corp. that do not guarantee the Senior Notes. In accordance with Rule 3-10 of Regulation S-X, the Partnership has not included condensed consolidated financial information of guarantors of the Senior Notes.

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

The Partnership's fourth reportable segment, corporate and others, comprises a small regulated interstate pipeline and the Partnership’s corporate offices.  Revenues in this segment derive from the operations of the regulated interstate pipeline which, prior to the realignment of the segments, was reported within the transportation segment.

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

.

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

OUR OPERATIONS.  We manage our business and analyze and report our results of operations through three principal business segments.
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

•
Corporate and Others: We own and operate an interstate pipeline that consists of ten miles of pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana. This pipeline has a FERC certificated capacity of 150 MMcf/d.

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

Period	Underlying	Notional Volume/Amount		We Pay	We Receive		Fair Value Asset/(Liablity)
							(in thousands)
April 2009-December 2009	Ethane	528	(MBbls)	Index	$0.80	($/gallon)	$10,100
April 2009-December 2010	Propane	589	(MBbls)	Index	$0.9815-$1.5325	($/gallon)	14,786
April 2009-December 2010	Iso Butane	134	(MBbls)	Index	$1.685-$1.915	($/gallon)	4,893
April 2009-December 2010	Normal Butane	254	(MBbls)	Index	$1.166-$1.895	($/gallon)	6,273
April 2009-December 2010	Natural Gasoline	260	(MBbls)	Index	$1.4975-$2.53	($/gallon)	10,122
April 2009-December 2010	West Texas Intermediate Crude	416	(MBbls)	Index	$68.17-$121.3	($/Bbls)	16,047
April 2009-December 2010	Natural gas	2,750,000	(MMBtu)	Index	$6.67-$6.705	($/MMBtu)	6,599
April 2009-December 2010	Interest Rate	$300,000,000		2.40%	One-month	LIBOR	(4,605)
Credit risk adjustment							(1,980)
					Total Fair Value		$62,235

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our partnership.

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

May 14, 2009