Form 10-Q/A
period 2010-06-30
Regency Energy Partners LP
filed 2010-08-09
CIK 1338613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The issuer had 119,618,704 common units outstanding as of August 2, 2010.

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was filed with the Securities and Exchange Commission on August 9, 2010 (the Original Filing), is being filed solely to amend the Original Filing to furnish our XBRL interactive data files as Exhibit 101, as required by Rule 405 of Regulation S-T. This amendment does not change or update the disclosures or amounts set forth in the Original Filing.

Item 6.	Exhibits

The exhibits below are filed as a part of this report:

Exhibit 4.5	-	Registration Rights Agreement dated May 26, 2010 by and between Energy Transfer Equity, L.P. and Regency Energy Partners LP (Incorporated by reference to Exhibit 4.1 to our Form 8-K dated May 28, 2010).

Exhibit 4.6	-	Registration Rights Agreement dated May 26, 2010 by and between Regency GP Acquirer, L.P. and Regency Energy Partners LP (Incorporated by reference to Exhibit 4.2 to our Form 8-K dated May 28, 2010).

Exhibit 4.7	-	Investor Rights Agreement dated as of May 26, 2010 by and among Regency LP Acquirer LP, Regency GP LP and Regency GP LLC (Incorporated by reference to Exhibit 4.3 to our Form 8-K dated May 28, 2010).

Exhibit 10.35	-	Fifth Amended and Restated Credit Agreement, dated March 4, 2010 (Incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 4, 2010).

Exhibit 10.36	-	Amendment Agreement to the Fifth Amended and Restated Credit Agreement, dated March 4, 2010 (Incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 4, 2010).

Exhibit 10.37	-	Assignment and Assumption Agreement, dated April 30, 2010, by and between EFS Haynesville, LLC and Regency Haynesville Intrastate Gas LLC (Incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 30, 2010).

Exhibit 10.38	-	Voting Agreement, dated April 30, 2010, by and between EFS Haynesville, LLC and Regency Haynesville Intrastate Gas LLC (Incorporated by reference to Exhibit 10.2 to our Form 8-K dated April 30, 2010).

Exhibit 10.39	-	First Amendment to Second Amended and Restated General Partnership Agreement of RIGS Haynesville Partnership Co. dated as of March 9, 2010 (Filed as Exhibit 10.39 to our Form 10-Q dated May 7, 2010)

Exhibit 10.40	-	Contribution Agreement, dated May 10, 2010, by and among Energy Transfer Equity, L.P., Regency Energy Partners LP and Regency Midcontinent Express LLC (Incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 11, 2010).

Exhibit 10.41	-	Form of Grant of Phantom Units – Service Vesting (Incorporated by reference to Exhibit 10.2 to our Form 8-K dated May 11, 2010).

Exhibit 10.42	-	Form of Grant of Phantom Units – Performance Vesting (Incorporated by reference to Exhibit 10.3 to our Form 8-K dated May 11, 2010).

Exhibit 10.43	-	Amendment Agreement No. 1 to Fifth Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 28, 2010).

Exhibit 10.44	-	Services Agreement dated May 26, 2010 by and among ETE Services Company, LLC, Energy Transfer Equity, L.P. and Regency Energy Partners LP. (Incorporated by reference to Exhibit 10.2 to our Form 8-K dated May 28, 2010).

Exhibit 10.45	-

Purchase and Sale Agreement by and among Regency Field Services LLC,

Tristream East Texas, LLC and Tristream Energy, LLC dated July 15, 2010 (Incorporated by reference to Exhibit 10.45 to our Form 10-Q dated August 9, 2010).

Exhibit 10.46	-	Merger Agreement by and among Zephyr Gas Management, LLC, Zephyr Gas Services, LP, Regency Gas Services Services LP, and Regency Zephyr LLC, dated August 6, 2010 (Incorporated by reference to Exhibit 10.46 to our Form 10-Q dated August 9, 2010).

Exhibit 12.1	-	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 to our Form 10-Q dated August 9, 2010)

Exhibit 31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Incorporated by reference to Exhibit 31.1 to our Form 10-Q dated August 9, 2010).

Exhibit 31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (Incorporated by reference to Exhibit 31.2 to our Form 10-Q dated August 9, 2010).

Exhibit 32.1	-	Section 1350 Certifications of Chief Executive Officer (Incorporated by reference to Exhibit 32.1 to our Form 10-Q dated August 9, 2010).

Exhibit 32.2	-	Section 1350 Certifications of Chief Financial Officer (Incorporated by reference to Exhibit 32.2 to our Form 10-Q dated August 9, 2010).

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101.SCH	-	XBRL Taxonomy Extension Schemat

Exhibit 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	-	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY ENERGY PARTNERS LP
By: Regency GP LP, its general partner
By: Regency GP LLC, its general partner

Date: August 9, 2010	/S/ LAWRENCE B. CONNORS
Lawrence B. Connors
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer)