Form 10-K
period 2011-12-31
Regency Energy Partners LP
filed 2012-02-22
CIK 1338613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
Form 10-K
 _____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35262
 _____________________________________________________
REGENCY ENERGY PARTNERS LP
(Exact name of registrant as specified in its charter)
 _____________________________________________________

Delaware	16-1731691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Bryan Street Suite 3700, Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
(214) 750-1771
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report): None
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
 _____________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act.    ☒  Large accelerated filer    ☐  Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was $3,092,104,793 based on the closing sale price on such date as reported on the NASDAQ Global Select Market.
There were 157,437,608 common units outstanding as of February 15, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
None

REGENCY ENERGY PARTNERS LP
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

i

Introductory Statement
References in this report to the “Partnership,” “we,” “our,” “us” and similar terms refer to Regency Energy Partners LP and its subsidiaries. We use the following definitions in this annual report on Form 10-K:

Name	Definition or Description
/d	Per day
Alinda Investors	Alinda Gas Pipelines I, L.P. and Alinda Gas Pipelines II, L.P.
ACESA	The American Clean Energy and Security Act of 2009
AOCI	Accumulated Other Comprehensive Income
APM	Anadarko Pecos Midstream LLC
Bbls	Barrels
Bcf	One billion cubic feet
BTU	A unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
CDM	CDM Resource Management LLC, a wholly-owned subsidiary of the Partnership
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFTC	Commodity Futures Trading Commission
CM	Chesapeake West Texas Processing, L.L.C.
DHS	U.S. Department of Homeland Security
DOT	U.S. Department of Transportation
EFS Haynesville	EFS Haynesville, LLC, a wholly-owned subsidiary of GECC
EIA	Energy Information Administration
ELG	Edwards Lime Gathering LLC
EPA	Environmental Protection Agency
EPD	Enterprise Products Partners L.P.
ERISA	Employee Retirement Income Security Act of 1974
ETC	Energy Transfer Company, the name assumed by La Grange Acquisition, L.P. for conducting business and shared services, a wholly-owned subsidiary of ETP
ETE	Energy Transfer Equity, L.P.
ETE GP	ETE GP Acquirer LLC
ETP	Energy Transfer Partners, L.P.
FASB	Financial Accounting Standards Board
FASB ASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Finance Corp.	Regency Energy Finance Corp., a wholly-owned subsidiary of the Partnership
GAAP	Accounting principles generally accepted in the United States of America
GE	General Electric Company
GE EFS	General Electric Energy Financial Services, a unit of GECC, combined with Regency GP Acquirer, L.P. and Regency LP Acquirer, L.P.
GECC	General Electric Capital Corporation, an indirect wholly-owned subsidiary of GE
General Partner
Regency GP LP, the general partner of the Partnership, or Regency GP LLC, the general partner of Regency GP LP, which effectively manages the business and affairs of the Partnership through Regency Employees Management LLC

GPM	Gallons per minute
GP Seller	Regency GP Acquirer, L.P.
Gulf States	Gulf States Transmission LLC, a wholly-owned subsidiary of the Partnership
HLPSA	Hazardous Liquid Pipeline Safety Act
HPC	RIGS Haynesville Partnership Co., a general partnership, and its wholly-owned subsidiary, Regency Intrastate Gas LP

Name	Definition or Description
ICA	Interstate Commerce Act
IDRs	Incentive Distribution Rights
IPO	Initial Public Offering of Securities
IRC	Internal Revenue Code
IRS	Internal Revenue Service
Kayne Anderson	Kayne Anderson Capital Advisors, L.P.
KMP	Kinder Morgan Energy Partners, L.P.
LDH	LDH Energy Asset Holdings LLC
LIBOR	London Interbank Offered Rate
Lone Star	Lone Star NGL LLC, a joint venture that is 70% owned by ETP and 30% owned by the Partnership
LTIP	Long-Term Incentive Plan
MBbls	One thousand barrels
MEP	Midcontinent Express Pipeline LLC
MLP	Master Limited Partnership
MMbtu	One million BTUs
MMcf	One million cubic feet
MQD	Minimum Quarterly Distribution ($0.35 per common unit)
NGA	Natural Gas Act of 1938
NGLs	Natural gas liquids, including ethane, propane, normal butane, iso butane and natural gasoline
NGPA	Natural Gas Policy Act of 1978
NGPSA	Natural Gas Pipeline Safety Act of 1968, as amended
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
NASDAQ	NASDAQ Global Select Market
NYSE	New York Stock Exchange
OSHA	Occupational Safety and Health Act
Partnership	Regency Energy Partners LP
PHMSA	DOT's Pipeline and Hazardous Material Safety Administration
PTO	Paid time off
Ranch JV	Ranch Westex JV LLC, a joint venture that is 1/3 owned by the Partnership, 1/3 owned by APM and 1/3 owned by CM
RCRA	Resource Conservation and Recovery Act
Regency HIG	Regency Haynesville Intrastate Gas LLC, a wholly-owned subsidiary of the Partnership
RFS	Regency Field Services LLC, a wholly-owned subsidiary of the Partnership
RGS	Regency Gas Services LP, a wholly-owned subsidiary of the Partnership
RIG	Regency Intrastate Gas LP
RIGS	Regency Intrastate Gas System
SEC	Securities and Exchange Commission
Series A Preferred Units	Series A convertible redeemable preferred units
Services Co.	ETE Services Company, LLC
TCEQ	Texas Commission on Environmental Quality
TRRC	Texas Railroad Commission
WTI	West Texas Intermediate Crude
Zephyr	Zephyr Gas Services LLC, a wholly-owned subsidiary of the Partnership

Cautionary Statement about Forward-Looking Statements
Certain matters discussed in this report include “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may” or similar expressions help identify forward-looking statements. Although we believe our forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, we cannot give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including without limitation the following:

•	volatility in the price of oil, natural gas and NGLs;

•
declines in the credit markets and the availability of credit for us as well as for producers connected to our pipelines and our gathering and processing facilities, and for customers of our contract compression and contract treating businesses;

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

Part I
Item 1. Business
OVERVIEW
We are a growth-oriented publicly-traded Delaware limited partnership formed in 2005 engaged in the gathering and processing, contract compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. We focus on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Bone Spring, and Avalon shales as well as the Permian Delaware basin and the mid-continent region. Our assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, West Virginia and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma.
We divide our operations into five business segments:

•
Gathering and Processing. We provide “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs and selling or delivering the pipeline-quality natural gas and NGLs to various markets and pipeline systems.

•	Joint Ventures. We own investments in four joint ventures:

◦	a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets;

◦
a 50% membership interest in MEP, which owns an interstate natural gas pipeline with approximately 500 miles stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama;

◦
a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including NGL pipelines, storage, fractionation and processing facilities located in the states of Texas, Mississippi and Louisiana; and

◦	a 33.33% membership interest in Ranch JV, which, upon completion of construction in 2012, will process natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas.

•	Contract Compression. We own and operate a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems.

•
Contract Treating. We own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management, to natural gas producers and midstream pipeline companies.

•	Corporate and Others. Our Corporate and Others segment comprises a small regulated pipeline and our corporate offices.
See Note 16 in the Notes to our Consolidated Financial Statements for additional financial information about our segments.

The following map depicts the geographic areas of our operations:

ORGANIZATIONAL STRUCTURE
The chart below depicts our organizational and ownership structure as of December 31, 2011:

Energy Transfer Equity, L.P. (NYSE: ETE)
100% Interest
Regency GP LLC
99.999% Limited Partner Interest
0.001% General Partner Interest
Regency GP LP
~1.8% General Partner Interest and 100% Incentive Distribution Rights
General Electric Company 3,000,000 ETE Preferred Units; 13,168,735 RGP Common Units
8% Limited Partner Interest
Regency Energy Partners LP (NYSE: RGP)
Public LP Unitholders 118,002,082 RGP Common Units
75% Limited Partner Interest
26,266,791 RGP Common Units; 17% Limited Partner Interest
100% Interest
Energy Transfer Partners, L.L.C.
0.01% General Partner Interest
99.99% Limited Partner Interest
Energy Transfer Partners GP, L.P.
1.5% General Partner Interest and 100% Incentive Distribution Rights
Public LP Unitholders
78% Limited Partner Interest
Energy Transfer Partners, L.P. (NYSE: ETP)
22% Limited Partner Interest
70% Interest
0.01% Interest
49.99% General Partner Interest
100% Interest
50% Interest
33.33% Interest
30% Interest
HPC
Other Midstream Assets
MEP
Ranch JV
Lone Star

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
Compression. Ideally designed gathering systems are operated at pressures that maximize the total throughput volumes from all connected wells. Natural gas compression is a mechanical process in which a volume of gas at a lower pressure is boosted, or compressed, to a desired higher pressure, allowing the gas to flow into a higher pressure downstream pipeline to be transported to market. Since natural gas wells produce gas at progressively lower field pressures as they age, this raw natural gas must be compressed to deliver the remaining production at higher pressures in the existing connected gathering system. This field compression is typically used to lower the suction (entry) pressure, while maintaining or increasing the discharge (exit) pressure to the gathering system which allows the well production to flow at a lower receipt pressure while providing sufficient pressure to deliver gas into a higher pressure downstream pipeline.

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
Storage. Natural gas can be injected into underground storage facilities which are located near market centers that do not have a ready supply of locally produced natural gas.
INDUSTRY OUTLOOK
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Trends and Outlook”.
GATHERING AND PROCESSING OPERATIONS
General. We operate gathering and processing assets in four geographic regions of the United States: north Louisiana, the mid-continent region of the United States, south Texas and west Texas. We contract with producers to gather raw natural gas from individual wells or central receipt points, which may have multiple wells behind them, located near our processing plants, treating facilities and/or gathering systems. Following the execution of a contract, we connect wells and central receipt points to our gathering lines through which the raw natural gas flows to a processing plant, treating facility or directly to interstate or intrastate gas transportation pipelines. At our processing plants and treating facilities, we remove impurities from the raw natural gas stream and extract the NGLs. We also perform a producer service function, whereby we purchase natural gas from producers at gathering systems and plants and sell this gas at downstream outlets.
All raw natural gas flowing through our gathering and processing facilities is supplied under gathering and processing contracts having terms ranging from month-to-month to the life of the oil and gas lease. For a description of our contracts, read “—Our Contracts” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operations.”
The pipeline-quality natural gas remaining after separation of NGLs through processing is either returned to the producer or sold, for our own account or for the account of the producer, at the tailgates of our processing plants for delivery to interstate or intrastate gas transportation pipelines.

The following table sets forth information regarding our gathering systems and processing plants as of December 31, 2011:

Region	Pipeline Length (Miles)	Plants	Compression (Horsepower)
North Louisiana	442	6	116,734
South Texas	565	2	82,133
West Texas	806	1	50,945
Mid-Continent	3,470	1	30,060
Total	5,283	10	279,872
North Louisiana Region. Our north Louisiana assets gather, compress, treat and dehydrate natural gas in five Parishes (Claiborne, Union, DeSoto, Lincoln and Ouachita) of north Louisiana and Shelby County, Texas. Our assets also include two cryogenic natural gas processing facilities, a refrigeration plant located in Bossier Parish, a conditioning plant located in Webster Parish, an amine treating plant in DeSoto Parish, and an amine treating plant in Lincoln Parish.
Through the gathering and processing systems described above and their interconnections with RIGS in north Louisiana described in “Joint Venture Operations,” we offer producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.
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
The natural gas supply for our south Texas gathering systems is derived from a combination of natural gas wells located in a mature basin that generally have long lives and predictable gas flow rates and the NGLs-rich Eagle Ford shale formation, which lies directly under our existing south Texas gathering system infrastructure.
One of our treating plants consists of inlet gas compression, a 60 MMcf/d amine treating unit, a 55 MMcf/d amine treating unit and a 40 ton (per day) liquid sulfur recovery unit. This plant removes hydrogen sulfide from the natural gas stream, recovers condensate, delivers pipeline quality gas at the plant outlet and reinjects acid gas. In January 2012, we completed an expansion of the treating plant, adding an incremental 20 MMcf/d of treating capacity to the facility.
In June 2011, we entered into agreements to provide gas and condensate gathering services for a producer in the Eagle Ford shale and to construct facilities to perform these services, including a wellhead gathering system, at an expected cost of approximately $450 million. The expansion will be owned and operated by us and will connect with our existing gathering system. The expansion is scheduled to be completed in phases by 2014. Upon its completion, our entire south Texas system will be capable of gathering, compressing, treating and transporting up to 1 Bcf/d of natural gas and 26,500 Bbls/d of condensate to downstream outlets.
We own a 60% interest in ELG that includes a treating plant in Atascosa County with a 500 GPM amine treater, pipeline interconnect facilities and approximately 13 miles of ten inch diameter pipeline. Talisman Energy USA Inc. and Statoil Texas Onshore Properties LP own the remaining 40% interest. We operate this plant and the pipeline for the joint venture while our joint venture partner operates a lean gas gathering system in the Edwards Lime natural gas trend that delivers to this system.
West Texas Region. Our west Texas gathering system assets offer wellhead-to-market services to producers in Ward, Winkler, Reeves, and Pecos counties which surround the Waha Hub, one of Texas' major NGLs-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha gathering system has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the mid-continent region of the United States and Texas natural gas markets. The NGL market outlets include Lone Star's west Texas NGL pipeline.
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
JOINT VENTURES OPERATIONS
We own a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets.
We own a 50% membership interest in MEP, a joint venture entity operated by an affiliate of KMP. MEP owns an interstate natural gas pipeline with approximately 500 miles stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama.
We own a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including NGL pipelines, storage, fractionation and processing facilities located in Texas, Mississippi and Louisiana.
We own a 33.33% membership interest in Ranch JV, which, upon completion of construction in the 4th quarter of 2012, will process natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas.
CONTRACT COMPRESSION OPERATIONS
The natural gas contract compression segment services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining compressors and related equipment for which we guarantee our customers 98% mechanical availability for land installations and 96% mechanical availability for over-water installations. We focus on meeting the complex requirements of field-wide compression applications, as opposed to targeting the compression needs of individual wells within a field. These field-wide applications include compression for natural gas gathering and natural gas processing. We believe that we improve the stability of our cash flow by focusing on field-wide compression applications because such applications generally involve long-term installations of multiple large horsepower compression units. Our contract compression operations are primarily located in Texas, Louisiana, Arkansas, Pennsylvania and California.
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

OUR CONTRACTS
The table below provides the margin by product in percentages for the years ended December 31, 2011 and 2010 for all of our operating segments including our proportional shares in our unconsolidated affiliates:

Margin by Product	2011	2010
Net Fee	83%	76%
NGLs	9	13
Gas	5	5
Condensate	3	6
Total	100%	100%
Gathering and Processing Contracts. We contract with producers to gather raw natural gas from individual wells or central receipt points located near our gathering systems and processing plants. Following the execution of a contract with the producer, we connect the producer's wells or central receipt points to our gathering lines through which the natural gas is delivered to a processing plant owned and operated by us or a third party. We obtain supplies of raw natural gas for our gathering and processing facilities under contracts having terms ranging from month-to-month to life of the lease. We categorize our processing contracts in increasing order of commodity price risk as fee-based, percentage-of-proceeds or keep-whole contracts. The following is a summary of our most common contractual arrangements:

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

•
Percent-of-Proceeds Arrangements. Under these arrangements, we generally gather raw natural gas from producers at the wellhead or central receipt points, transport it through our gathering system, process it and sell the processed gas and NGLs at prices based on published index prices. In this type of arrangement, we retain the sales proceeds less amounts remitted to producers and the retained sales proceeds constitute our margin. These arrangements provide upside in high commodity price environments, but result in lower margins in low commodity price environments. Under these arrangements, our margins typically cannot be negative. The price paid to producers is based on an agreed percentage of one of the following: (1) the actual sale proceeds; (2) the proceeds based on an index price; or (3) the proceeds from the sale of processed gas or NGLs or both. Under this type of arrangement, our margin correlates directly with the prices of natural gas and NGLs (although there is often a fee-based component to these contracts in addition to the commodity sensitive component).

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

We also perform a producer service function. We purchase natural gas from producers or gas marketers at receipt points or plant tailgates, including points on HPC's RIGS, and we sell the natural gas to other market participants, often after transporting the gas to delivery points on HPC's RIGS or other transportation pipeline systems.
Joint Ventures Contracts. We own a 49.99% general partner interest in HPC, a 50% membership interest in MEP and a 30% membership interest in Lone Star. HPC and MEP, through their respective pipeline systems, provide natural gas transportation services pursuant to contracts with natural gas shippers. These contracts are primarily fee-based. HPC's long-term firm transportation contracts will expire between 2012 and 2022; and MEP's long-term firm service agreements will expire between 2012 and 2021.

Lone Star owns and operates approximately 1,400 miles of NGL pipelines, two cryogenic refinery off-gas processing plants, one fractionation facility, and two NGL storage facilities with aggregate working storage capacity of approximately 47 million Bbls. Lone Star also has a non-operating interest in an additional cryogenic processing plant. Revenue is principally generated from fees charged to customers under dedicated contracts, take-or-pay contracts and commodity pricing. Under a dedicated contract, the customer agrees to deliver the total output from particular processing plants that are connected to the NGL pipeline. Take-or-pay contracts have minimum throughput commitments requiring the customer to pay regardless of whether a fixed volume is transported. Transportation fees are market-based, negotiated with customers and competitive with regional regulated pipelines.
Compression Contracts. We generally enter into a new contract with respect to each distinct application for which we will provide contract compression services. Our compression contracts typically have an initial term between one and five years, after which the contract continues on a month-to-month basis until renewal or cancellation. Our customers generally pay a fixed monthly fee, or, in rare cases, a fee based on the volume of natural gas actually compressed. We are not responsible for acts of force majeure and our customers are generally required to pay our monthly fee for fixed fee contracts, or a minimum fee for throughput contracts, even during periods of limited or disrupted production. We are generally responsible for the costs and expenses associated with operation and maintenance of our compression equipment, such as providing necessary lubricants, although certain fees and expenses are the responsibility of the customers under the terms of their contracts. For example, all fuel gas is provided by our customers without cost to us, and in many cases customers are required to provide all water and electricity. We also are reimbursed by our customers for certain ancillary expenses such as trucking, crane and installation labor costs, depending on the terms agreed to in a particular contract.
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
Many of our competitors have capital resources and control supplies of natural gas substantially greater than ours. Our major competitors for gathering and related services in each region include:

•	North Louisiana: CenterPoint Energy Field Services and DCP Midstream’s PELICO Pipeline, LLC (Pelico), ETP, KMP and Chesapeake Midstream Partners, L.P.;

•	South Texas: Enterprise Products Partners LP, DCP Midstream Partners, L.P, KMP, ETP and Copano Energy, L.L.C;

•	West Texas: Southern Union Gas Services, Enterprise Products Partners LP and Targa Resources Partners L.P.; and

•	Mid-Continent: DCP Midstream Partners, L.P., ONEOK Partners L.P. and Penn Virginia Resource Partners, L.P.
Joint Ventures. We own a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets. Competitors in natural gas transportation differentiate themselves by the price of transportation, the nature of the markets accessible from a transportation pipeline and the type of service provided. HPC's major competitors in the natural gas transportation business are DCP Midstream Partners, L.P., CenterPoint Energy Transmission, Gulf South Pipeline, L.P., Texas Gas Transmission, LLC, ETP and Enterprise Products Partners LP.
We own a 50% membership interest in MEP, which owns the approximate 500-mile Midcontinent Express natural gas pipeline system. An affiliate of KMP owns a 50% interest in MEP and acts as the operator of MEP. Capacity on the MEP pipeline system is 99% contracted under long-term firm service agreements. The majority of volume is contracted to producers moving supply from the Barnett shale and Oklahoma supply basins. These agreements provide the pipeline with fixed monthly reservation revenues for the primary term of such contracts. Although there are other pipeline competitors providing transportation from these supply basins, the MEP pipeline system was designed and constructed to realize economies of scale and offers its shippers competitive fuel rates and variable costs to transport gas supplies from these midcontinent supply areas to pipelines serving Eastern markets. MEP's competitors include Gulf Crossing Pipeline, Centerpoint Energy Gas Transmission and Natural Gas Pipeline Co. of America.

We own a 30% membership interest in Lone Star which owns and operates approximately 1,400 miles of NGL pipelines, two cryogenic refinery off-gas processing plants, one fractionation facility, two NGL storage facilities and has a non-operating interest in an additional cryogenic processing plant. In markets served by its NGL pipelines, Lone Star competes with other pipeline companies and barge, rail and truck fleet operations. Lone Star also faces competition with other storage facilities based on fees charged and the ability to receive and distribute the customer's products.
Contract Compression. We believe that the superior mechanical availability of our standardized compressor fleet is the primary basis on which we compete and a significant distinguishing factor from our competition. All of our competitors attempt to compete on the basis of price. We believe our pricing is competitive because of the superior mechanical availability we deliver, the quality of our compression units, as well as the technical expertise we provide to our customers. We believe our focus on addressing customers' more complex natural gas compression needs related primarily to field-wide compression applications differentiates us from many of our competitors who target smaller horsepower projects related to individual wellhead applications. The natural gas contract compression services business is highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from numerous smaller companies. Our main competitors in the natural gas contract compression business, based on horsepower, are Exterran Holdings, Inc., Compressor Systems, Inc., USA Compression, Valerus Compression Services LP, and J-W Energy Company.
Contract Treating. The natural gas treating business is highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from numerous smaller companies. Our main competitors in the natural gas treating business are KMP, Valerus Compression Services LP, TransTex Gas Services, LP, Cardinal Midstream LLC, SouthTex Treaters, Interstate Treating Inc., Exterran Holdings, Inc., Thomas Russell Co. and Spartan Energy Group.
RISK MANAGEMENT
To manage commodity price and interest rate risks, we have implemented a risk management program under which we seek to:

•	match sales prices of commodities (especially NGLs) with purchases under our contracts;

•	manage our portfolio of contracts to reduce commodity price risk;

•	optimize our portfolio by active monitoring of basis, swing, and fractionation spread exposure; and

•	hedge a portion of our exposure to commodity prices.
As a result of our gathering and processing contract portfolio, we derive a portion of our earnings from a long position in NGLs, natural gas and condensate, resulting from the purchase of natural gas for our account or from the payment of processing charges in kind. This long position is exposed to commodity price fluctuations in both the NGLs and natural gas markets. Operationally, we mitigate this price risk by generally purchasing natural gas and NGLs at prices derived from published indices, rather than at a contractually fixed price and by selling natural gas and NGLs under similar pricing mechanisms. In addition, we optimize the operations of our processing facilities on a daily basis, for example by rejecting ethane in processing when recovery of ethane as an NGL is uneconomical. We hedge this commodity price risk by entering into a series of swap contracts or put option contracts for individual NGLs, natural gas and WTI. Our hedging positions are maintained within limits established by the Audit and Risk Committee of the Board of Directors. Read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the status of these contracts. As a matter of policy, we do not acquire forward contracts or derivative products for the purpose of speculating on price changes.
Neither our contract compression business nor our contract treating business has direct exposure to natural gas commodity price risk because we do not take title to the natural gas we compress or treat and because the natural gas we use as fuel for our compressors is supplied by our customers or treating units without cost to us.
REGULATION
Industry Regulation
Intrastate Natural Gas Pipeline Regulation. HPC owns RIGS, an intrastate pipeline regulated by the Louisiana Department of Natural Resources, Office of Conservation (DNR). The DNR is generally responsible for regulating intrastate pipelines and gathering facilities in Louisiana and has authority to review and authorize natural gas transportation transactions and the construction, acquisition, abandonment and interconnection of physical facilities. RIGS transports interstate natural gas in Louisiana for many of its shippers pursuant to Section 311 of the NGPA. To the extent that RIGS transports natural gas in interstate service, its rates and terms and conditions of service are subject to the jurisdiction of FERC, including its non-discrimination requirements. FERC has substantial enforcement authority to impose administrative, civil and criminal penalties of up to $1 million per day per violation and to order the disgorgement of unjust profits for non-compliance.

Under Section 311 of the NGPA, rates charged for transportation services must be fair and equitable. FERC approved RIGS' NGPA Section 311 rates as fair and equitable effective February 1, 2010, under a settlement. As part of the settlement and consistent with FERC policy, RIGS is required to justify its current rates or propose new rates every five years. Accordingly, RIGS must make a rate filing on or before February 1, 2015. At that that time, RIGS' rates will be in effect, but subject to refund with interest until FERC has determined that the rates are fair and equitable.
FERC continually proposes and implements new rules and regulations affecting Section 311 transportation. FERC Order No. 735 became effective as of April 1, 2010, and required the public disclosure of the primary commercial terms of RIGS' contracts through a quarterly transactional report filing. Such regulations increase administration costs for HPC and require the public disclosure of commercial information that was previously not public for intrastate pipelines. However, since the new regulations were required of all intrastate pipelines providing Section 311 service, including our competitors, we do not believe the new regulations place RIGS at a competitive disadvantage.
On October 21, 2010, the FERC issued a Notice of Inquiry regarding the applicability of the FERC's buy-sell rules to intrastate pipelines that provide Section 311 transportation service, including whether the FERC should impose capacity release requirements on such pipelines that offer firm transportation service. FERC's interstate pipeline rules prohibit shippers on interstate pipelines from buying gas from a party at one point, transporting that gas using its interstate pipeline capacity, and re-selling the same quantity of gas to the same party at a different point (an illegal “buy-sell” transaction). The intrastate pipeline market has not been subject to such rules in the past and the FERC, through the notice of inquiry, asked market participants to comment on whether the rules should apply to shippers on Section 311 pipelines. The notice of inquiry also asked commenters to indicate whether some form of capacity release requirements should be imposed on intrastate pipelines providing firm Section 311 transportation service. We cannot predict the outcome of this notice of inquiry, but it could lead to a proposed rulemaking that would impose greater regulatory requirements on intrastate pipelines that provide Section 311 services, including RIGS.
Under FERC Order No. 720, certain major non-interstate pipelines, including gathering pipelines, were required to post on their internet websites receipt and delivery point capacities and scheduled flow information on a daily basis. In October 2011, the United States Court of Appeals for the Fifth Circuit vacated FERC Order No. 720 as it applied to non-interstate pipelines. The Court of Appeals found that FERC had no authority under the Natural Gas Act to promulgate such rules.
Interstate Natural Gas Pipeline Regulation. FERC also has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the NGA, rates charged for interstate natural gas transmission must be just and reasonable. Gulf States and MEP hold FERC-approved tariffs setting forth cost-based rates and terms and conditions of service for shippers wishing to secure capacity for interstate transportation service. Rates charged on MEP are largely governed by long-term negotiated rate agreements, an arrangement approved by FERC in its July 25, 2008 order granting MEP the certificate of public convenience and necessity to build, own and operate these facilities. MEP and Gulf States are NGA-jurisdictional interstate pipelines subject to FERC’s broad regulatory oversight. FERC’s authority extends to:

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
FERC regularly conducts audits of interstate pipelines and has multiple means to receive complaints of alleged violations of its rules, including anonymous complaints through a toll-free hotline. Any failure to comply with the laws and regulations governing interstate transportation service could result in the imposition of significant administrative, civil and criminal penalties. FERC has authority to impose civil penalties of up to $1 million per day per violation.

Gathering Pipeline Regulation. Section 1(b) of the NGA exempts natural gas gathering facilities from FERC jurisdiction under the NGA. We own a number of natural gas pipelines that we believe meet the traditional tests that FERC has used to establish a pipeline’s status as a gatherer not subject to FERC’s interstate pipeline jurisdiction. The distinction between FERC-regulated transmission facilities and federally unregulated gathering facilities is the subject of substantial, on-going litigation. As a result, the classification and regulation of one or more of our gathering systems may be subject to change based on future determinations by FERC, the courts or the U.S. Congress.
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
In addition, many of the producing states have adopted some form of complaint-based regulation that generally allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. Our gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Our gathering operations also may be subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules, ordinances and legislation pertaining to these matters may be considered or adopted from time to time at either the federal, state or local level. We cannot predict what effect, if any, such changes might have on our operations, but we and our competitors could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
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
Lone Star has pipelines that transport NGLs in intrastate commerce pursuant to state common carrier regulation. We also have or are constructing pipelines that are subject to state common carrier regulation for the transportation of NGLs, crude oil or condensate. Under state common carrier regulation, pipelines must charge rates that are non-discriminatory and operate pursuant to a tariff.
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
We also have firm and interruptible transportation contracts with interstate pipelines that are subject to FERC regulation. As a shipper on an interstate pipeline, we are subject to FERC requirements related to use of interstate capacity. Any failure on our part to comply with the FERC’s regulations or an interstate pipeline’s tariff could result in the imposition of administrative, civil and criminal penalties and the disgorgement of unjust profits.
Sales of crude oil, natural gas, condensate and NGLs are not currently regulated. Prices of these products are set by the market rather than by regulation.
Anti-Market Manipulation Requirements. Under the Energy Policy Act of 2005, FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. The CFTC also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. With regard to our physical purchases and sales of natural gas, NGLs and crude oil, our gathering (of natural gas) or transportation of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti- market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation in connection with the sale, purchase or transportation of natural gas, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, or among others, sellers, royalty owners and taxing authorities.
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
Eminent Domain. Gas utilities, common carrier pipelines, intrastate pipelines and interstate pipelines typically have eminent domain authority granted by the state or federal government. In 2011, the Texas Supreme Court issued a decision impacting the ability of common carriers to acquire land through the use of eminent domain. The decision could require common carrier pipelines to prove “public use” separately in each condemnation proceeding along the entire route of a pipeline. Several parties have requested the court's reconsideration of the decision. The decision could impact our ability to acquire right-of-way using condemnation for the construction of new common carrier pipeline projects in the state of Texas.
Local Laws and Regulations. With the rapid expansion of natural gas development in shale plays, local governmental authorities are seeking to impose additional regulatory requirements on natural gas market participants, including producers, gatherers, and pipeline companies, which may result in additional cost burdens and permitting requirements for new and existing facilities.
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
Hazardous Substances and Waste Materials. To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances and waste materials into soils, groundwater and surface water and include measures to prevent, minimize or remediate contamination of the environment. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of hazardous substances and waste materials and may require investigatory and remedial actions at sites where such material has been released or disposed. For example, CERCLA, also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to a release of a “hazardous substance” into the environment. These persons include the owner and operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substance that has been released into the environment. Under CERCLA, these persons may be subject to joint and several liability, without regard to fault, for, among other things, the costs of investigating and remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA and comparable state law also authorize the federal EPA, its state counterparts, and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Although “petroleum” as well as natural gas and NGLs are excluded from CERCLA's definition of a “hazardous substance,” in the course of our ordinary operations we generate wastes that may fall within that definition or that may be subject to other waste disposal laws and regulations. We may be responsible under CERCLA or state laws for all or part of the costs required to clean up sites at which such substances or wastes have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA or comparable state laws.
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
Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, such as our processing plants and compression facilities, expected to produce air emissions or to result in the increase of existing air emissions, that we obtain and strictly comply with air permits containing various emissions and operational limitations, or that we utilize specific emission control technologies to limit emissions. We will be required to incur capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. In addition, our processing plants, pipelines and compression facilities are subject to increasingly stringent regulations, including regulations that require the installation of control technology or the implementation of work practices to control hazardous air pollutants. Moreover, the Clean Air Act requires an operating permit for major sources of emissions and this requirement applies to some of our facilities. We believe that our operations are in substantial compliance with the federal Clean Air Act and comparable state laws. The EPA and state agencies are continually proposing new rules and regulations that could impact our existing operations and the costs and timing of new infrastructure development. Specifically, EPA has recently proposed new source performance standards (NSPS) for the oil and gas source category. New Subpart OOOO would expand the NSPS oil and gas source category to include all segments of the oil and gas industry. It would impose new controls for emissions of volatile organic compounds (VOCs) on well completions, pneumatic devices, compressors, storage vessels and equipment leaks. In addition, EPA has also recently proposed revisions to Subparts HH and HHH that would further reduce emissions of hazardous air pollutants from storage tanks and tri-ethylene glycol dehydrators at major sources. If passed, these new regulations would significantly increase our cost of compliance.
On October 19, 2010, the EPA adopted new national emission standards for hazardous air pollutants for existing stationary spark ignition reciprocating internal combustion engines that are either located at area sources of hazardous air pollutant emissions or that have a site rating of less than or equal to 500 brake horsepower and are located at major sources of hazardous air pollutant emissions. All engines subject to these “Quad Z” regulations are required to comply by October 19, 2013. Many of our facilities, including our leased compressors are impacted by these new rules. We will incur increased costs resulting from the replacement of existing equipment to bring engines into compliance with the new emission requirements. Petitions have been filed in the court of appeals for review and reconsideration of the new rules, but we cannot predict the outcome of those proceedings.
2008 Ozone NAAQS Designations. EPA Region 6 is proposing to modify the Governor of Texas' recommended designations for the 2008 ozone National Ambient Air Quality Standards (NAAQS). EPA's proposal expands the Dallas-Ft Worth and Houston-Galveston-Brazoria Counties nonattainment areas to include three additional counties. If EPA's proposal is adopted, the state of Texas will be under an obligation to develop a state implementation plan to control new and existing sources of ozone precursor emissions in those counties, which would significantly increase the cost of operations in those counties. In addition, new sources would be required to offset emissions and the major source threshold for construction permits would be lower than otherwise, triggering more stringent control technology and impacts reviews.
New TCEQ Rule. On January 26, 2011, the TCEQ adopted a new Section 106.352. Oil and Gas Handling and Production Facilities Permit by Rule (“PBR”), which is applicable to oil and gas facilities in the Barnett shale area of Texas and provides an authorization for activities that produce more than a de minimis level of emissions. The PBR requires additional recordkeeping and reporting requirements, additional best management practices, increased emissions modeling, increased stack testing and an increase in project/facility registrations, all of which would increase our capital and operating costs in the Barnett shale in Texas. Additionally, only one PBR may be claimed or registered for each combination of dependent facilities at an oil and gas site, which is defined as all facilities that are located on contiguous or adjacent properties, under common control and designated under the same two digit standard industrial classification (SIC) code. The construction of new facilities or modification of existing facilities at an oil and gas site will subject the existing, operationally-dependent, unmodified facilities to a protectiveness review and to emissions limits for its planned maintenance, startup and shutdown activities, which may require the installation of additional emissions control equipment thereby increasing the costs of new projects and increasing capital expenditures in the Barnett shale in Texas. Currently, our facilities located in the Barnett shale are part of our Compressor Segment, and most compliance costs resulting from the PBR will be borne by our customers. Oil and gas handling and production facilities not located in the Barnett shale regions remain subject to the provisions of the PBR that was in place prior to the adoption of new Section 106.352.
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
Endangered Species Act. The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitat. We may operate in areas that are currently designated as a habitat for endangered or threatened species, the discovery of previously unidentified endangered species, or the designation of additional species as endangered or threatened, which could cause us to incur additional costs, to develop habitat conservation plans, to become subject to expansion or operating restrictions, or bans in the affected areas.
Climate Change. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA adopted two sets of regulations addressing greenhouse gas emissions under the Clean Air Act. The first limits emissions of greenhouse gases from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle greenhouse gas emission standards trigger Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA published its final rule to address the permitting of greenhouse gas emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of greenhouse gas emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their greenhouse gas emissions will be required to also reduce those emissions according to “best available control technology” standards for greenhouse gases, which are currently being developed on a case-by-case basis. Any regulatory or permitting obligation that limits emissions of greenhouse gases could require us to incur costs to reduce or sequester emissions of greenhouse gases associated with our operations and also could adversely affect demand for the natural gas and other hydrocarbon products that we transport, process, or otherwise handle in connection with our services.
In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas sources in the United States on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010. On November 30, 2010, the EPA revised its greenhouse gas reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. Under the new rules, reporting of greenhouse gas emissions from such facilities, including many of our facilities, is required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.
Various pieces of legislation to reduce emissions of, or to create cap and trade programs for, greenhouse gases have been proposed by the U.S. Congress over the past several years, but no proposal has yet passed. More than one-third of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The passage of legislation that limits emissions of greenhouse gases from our equipment and operations could require us to incur costs to reduce the greenhouse gas emissions from our own operations, and it could also adversely affect demand for our transportation, storage and midstream services.
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
Safety Regulations. Those pipelines through which we transport mixed NGLs (exclusively to other NGL pipelines) are subject to regulation by the DOT, under the HLPSA, relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires any entity that owns or operates liquids pipelines to comply with the regulations under the HLPSA, to permit access to and allow copying of records and to submit certain reports and provide other information as required by the Secretary of Transportation. We believe our liquids pipelines are in substantial compliance with applicable HLPSA requirements. The DOT is continually proposing new pipeline safety rules that may impact our businesses and increase our operating costs.
Our interstate, intrastate and certain of our gathering pipelines are also are subject to regulation by the DOT under the NGPSA, which covers natural gas, crude oil, carbon dioxide, NGLs and petroleum products pipelines, and under the Pipeline Safety Improvement Act of 2002, as amended. Pursuant to these authorities, the DOT has established a series of rules that require pipeline operators to develop and implement “integrity management programs” for natural gas pipelines located in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property. Similar rules are also in place for operators of hazardous liquid pipelines. The DOT's integrity management rules establish requirements relating to the design, installation, testing, construction, operation, inspection, replacement and management of pipeline facilities. We believe that our pipeline operations are in substantial compliance with applicable NGPSA requirements.
The DOT enacted new control room management regulations as directed by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The rules require operators of hazardous liquids pipelines, gas pipelines and LNG facilities with at least one control room to develop and implement written control room management procedures. We believe we are in substantial compliance with the new rules as of the required compliance date of August 1, 2011.
On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, became effective. Under the new law, the DOT and other federal agencies are required to conduct a number of studies or develop rules over the next two years regarding the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related rules. The new law also increases civil penalties for violations, The DOT has already sought comments on potential rules that address many areas of the newly adopted legislation. Any new regulations could impact our businesses and increase our operating costs.
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

EMPLOYEES
As of December 31, 2011, our General Partner employed 729 employees, of whom 627 were field operating employees and 102 were mid-and senior-level management and staff. None of these employees are represented by a labor union and there are no outstanding collective bargaining agreements to which our General Partner is a party. Our General Partner believes that it has good relations with its employees.
AVAILABLE INFORMATION
We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any related amendments and supplements thereto with the SEC. From time to time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file or furnish with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
Item 1A. Risk Factors
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our business, our structure as a limited partnership and our tax treatment could materially impact our future performance and results of operations. We have provided below a list of these risk factors that should be reviewed when considering an investment in our securities. These are not all of the risks we face as there are other factors currently considered immaterial or unknown to us that may impact our future operations.
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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	our debt service requirements;

•	our obligation to pay distributions on our Series A Preferred Units;

•	fluctuation in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	the cost of acquisitions, if any;

•	the amounts of cash reserves established by our General Partner; and

•	our ability to maintain commodity hedge prices from year to year.
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
We are subject to risks due to frequent and often substantial fluctuations in commodity prices. NGLs prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices as well as global demand of petrochemical products. In the past, the prices of natural gas, NGLs and crude oil have been extremely volatile, and this volatility could continue. Volatility in crude oil, natural gas and NGL prices can impact our customers’ activity levels and spending for our products and services, as well as our margins under our keep-whole and percentage-of-proceeds natural gas gathering and processing contracts. The markets and prices for natural gas and NGLs depend upon factors beyond our control. These factors include demand for oil, natural gas and NGLs, which fluctuates with changes in market and economic conditions and other factors, including:

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

The level of natural gas drilling activity is dependent on economic and business factors beyond our control. The primary factor that impacts drilling decisions is natural gas prices. A sustained decline in natural gas prices, as has occurred over the past year, could result in a decrease in exploration and development activities in the fields served by our gathering and processing facilities and pipeline transportation systems, which would lead to reduced utilization of these assets. Recently some producers have indicated that they will focus their exploration and production efforts on geographic areas with oil and NGL-rich natural gas products. Other factors that impact production decisions include producers' capital budget limitations, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes.
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
Our natural gas contract compression operations significantly depend upon the continued demand for and production of natural gas and crude oil. Demand may be affected by, among other factors, natural gas prices, crude oil prices, weather, demand for energy, and availability of alternative energy sources. Any prolonged, substantial reduction in the demand for natural gas or crude oil would, in all likelihood, depress the level of production activity and result in a decline in the demand for our contract compression services and products. Lower natural gas prices or crude oil prices over the long-term could result in a decline in the production of natural gas or crude oil, respectively, resulting in reduced demand for our natural gas contract compression services. Additionally, production from natural gas sources such as longer-lived tight sands, shales and coalbeds constitute an increasing percentage of our compression services business. Such sources are generally less economically feasible to produce in lower natural gas price environments, and a reduction in demand for natural gas may cause such sources of natural gas to be uneconomic to drill and produce, which could in turn negatively impact the demand for our compression services.
The profitability of certain activities in our NGLs and refined products storage business, our NGLs transportation business and our off-gas processing and fractionating business are largely dependent upon market demand for NGLs and refined products, which has been volatile, and competition in the market place, both of which are factors that are beyond our control.
Our NGLs and refined products storage revenues are primarily derived from fixed capacity arrangements between us and our customers. However, a portion of our revenues are derived from fungible storage and throughput arrangements, under which our revenues are more dependent upon demand for storage from our customers. Demand for these services may fluctuate as a result of changes in commodity prices. Our NGLs and refined products storage assets are primarily located in the Mont Belvieu area, which is a significant storage distribution and trading complex with multiple industry participants, any one of which could compete for the business of our existing and potential customers. Any loss of business from existing customers or our inability to attract new customers could have an adverse effect on our results of operations.
Revenues from our NGLs transportation systems are exposed to risks due to fluctuations in demand for transportation as a result of unfavorable commodity prices and competition from nearby pipelines. We receive substantially all of our transportation revenues through dedicated contracts under which the customer agrees to deliver the total output from particular processing plants that are connected only to our transportation system. We may not be able to renew these contracts or execute new customer contracts on favorable terms if NGLs prices decline and demand for our transportation services decreases. Any loss of existing customers due to decreased demand for our services or competition from other transportation service providers could have a negative impact on our revenues and have an adverse effect on our results of operations.
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
Many of our customers’ drilling activity levels and spending for transportation on our gathering and pipeline systems may be impacted by commodity prices and the credit markets.
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. Any combination of a reduction of cash flow resulting from declines in natural gas prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers' spending for natural gas drilling activity, which could result in lower volumes being transported on our gathering and pipeline systems. A significant reduction in drilling activity could have a material adverse effect on our operations.
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
We do not control all of the actions by our joint ventures.
Our joint ventures, including HPC, MEP, Lone Star and Ranch JV, have their own governing boards. We exercise some control over the joint ventures because our approval is required for most significant decisions, but we do not control all of the decisions of these boards.
We may be required to make additional capital contributions to our equity joint ventures.
All of our equity joint ventures may request that we make additional capital contributions to support their capital expenditure programs. If such capital contributions are required, we may not be able to obtain the financing necessary to satisfy our obligations. In the event that we elect not to participate in future capital contributions, our ownership interest in the joint ventures will be diluted.
Our contract compression segment depends on particular suppliers and is vulnerable to parts and equipment shortages and price increases, which could have a negative impact on our results of operations.
The principal manufacturers of components for our natural gas compression equipment include Caterpillar, Inc. for engines, Air-X-Changers for coolers, and Ariel Corporation for compressors and frames. Our reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. We also rely primarily on one vendor, Standard Equipment Corp., a subsidiary of ETP, to package and assemble our compression units. We do not have long-term contracts with these suppliers or packagers, and a partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. In addition, since we expect any increase in component prices for compression equipment or packaging costs will be passed on to us, a significant increase in their pricing could have a negative impact on our results of operations.
Our contract treating segment depends on particular suppliers and is vulnerable to parts and equipment shortages and price increases, which could have a negative impact on our results of operations.
Our contract treating segment's ability to manufacture new equipment used to provide treating services, and to obtain replacement components, depends on particular suppliers and is sensitive to equipment shortages and price increases. Spitzer Industries, the principal manufacturer and packager of amine plants, determines the cost of our contract treating equipment based primarily on the price and availability of commodities (i.e. steel), components and labor. If a significant increase in the cost of manufacturing were to occur, our contract treating segment could see a reduced rate of return on its capital investments absent offsetting increases in revenue rates.
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
We purchase from producers and other customers a substantial amount of the natural gas that flows through our natural gas gathering and processing systems and our RIGS transportation pipeline for resale to third parties, including natural gas marketers and utilities. We may not be successful in balancing our purchases and sales. In addition, a producer could fail to deliver promised volumes or could deliver volumes in excess of contracted volumes, a purchaser could purchase less than contracted volumes, or the natural gas price differential between the regions in which we operate could vary unexpectedly. Any of these actions could cause our purchases and sales not to be balanced. If our purchases and sales are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating results.
Our results of operations and cash flow may be adversely affected by risks associated with our hedging activities.
In performing our functions in our gathering and processing segment, we are a seller of natural gas and NGLs and are exposed to commodity price risk associated with movements in commodity prices. As a result of the volatility of commodity prices and interest rates, we have executed swap contracts or put options settled against ethane, propane, normal butane, natural gas, natural gasoline and west Texas intermediate crude market prices. We continually monitor our hedging and contract portfolio and expect to adjust our hedge position as conditions warrant. For more information about our risk management activities, read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Even though our management monitors our hedging activities, these activities can result in substantial losses. Such losses could occur under various circumstances, including any circumstance in which a counterparty does not perform its obligations under the applicable hedging arrangement, the hedging arrangement is imperfect, or our hedging policies and procedures are not followed or do not work as planned.
The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010, which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. This legislation requires the CFTC and the SEC to promulgate rules and regulations implementing the legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
To the extent that we intend to grow internally through construction of new, or modification of existing, facilities, we may not be able to manage that growth effectively, which could decrease our cash flow and adversely affect our results of operations.
A principal focus of our strategy is to continue to grow by expanding our business both internally and through acquisitions. Our ability to grow internally will depend on a number of factors, some of which will be beyond our control. We may not be able to finance the construction or modifications on satisfactory terms. In general, the construction of additions or modifications to our existing systems, and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control. Any project that we undertake may not be completed on schedule, at budgeted cost or at all. Construction may occur over an extended period, and we are not likely to receive a material increase in revenues related to such project until it is completed. Moreover, our revenues may not increase immediately upon the completion of construction because the anticipated growth in gas production that the project was intended to capture does not materialize, our estimates of the growth in production prove inaccurate or for other reasons. For example, producers in the area may decrease their activity levels in the area near HPC due to the declines in the price for natural gas. To the extent producers in the area are unable to execute their expected drilling programs, the return on our investment from this project may not be as attractive as we anticipate. For any of these reasons, newly constructed or modified midstream facilities may not generate our expected investment return and that, in turn, could adversely affect our cash flows and results of operations. In addition, our ability to undertake to grow in this fashion will depend on our ability to hire, train, and retain qualified personnel to manage and operate these facilities when completed.

We may have difficulty financing our planned capital expenditures, including in our joint ventures, which could adversely affect our results and growth.
We expect that we will distribute all of our available cash to our unitholders and will rely primarily upon external financing sources, including borrowings under our credit facility and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. If we are not able to obtain adequate financing from the capital markets, our ability to grow and our results of operations could be adversely impacted. To access amounts under our credit facility for joint venture capital expenditures or additional investments, we may need to amend to our credit facility, and we cannot assure you that we can obtain any such amendment.
Our leverage may limit our ability to borrow additional funds, make distributions, comply with the terms of our indebtedness or capitalize on business opportunities.
Our leverage is significant in relation to our partners' capital. Our debt to capital ratio, calculated as total debt divided by the sum of total debt and partners' capital, as of December 31, 2011 was 37%. We will be prohibited from making cash distributions during an event of default under any of our indebtedness, and, in the case of the indenture under which our senior notes were issued, the failure to maintain a prescribed ratio of consolidated cash flows (as defined in the indenture) to interest expense. Various limitations in our credit facility, as well as the indentures for our senior notes, may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.
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
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. Lone Star's West Texas Pipeline transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGLs transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. Such services must be provided in a manner that is just, reasonable and non-discriminatory. We believe that this NGLs system does not provide interstate service and thus, is not subject to FERC jurisdiction under the Interstate Commerce Act and the Energy Policy Act of 1992. However, we cannot assure you that the jurisdictional status of this NGLs pipeline system will remain unchanged. If the system should be found to provide FERC-jurisdictional services, the FERC's rate-making methodologies may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect revenues and cash flow related to these assets.

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
FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines, such as the pipelines owned by Gulf States and MEP, both of which hold FERC-approved tariffs setting forth cost- based rates, terms and conditions for services to shippers wishing to take interstate transportation service. Under the NGA, rates charged for, and the terms and conditions of service of, interstate natural gas transmission must be just and reasonable, and amounts collected in excess of just and reasonable rates may be subject to refund with interest. In addition, FERC regulates the rates, terms and conditions of service with respect to Section 311 transportation service provided by HPC (through RIGS). FERC has authority to alter its rules, regulations and policies governing service provided by interstate pipelines and intrastate pipelines providing Section 311 services. We cannot give any assurance regarding the likely future regulations under which Gulf States, MEP or HPC will operate their interstate transportation services or the effect such regulation could have on our businesses or results of operations. In addition, FERC also has broad authority to require compliance with its rules and regulations and to prohibit and penalize manipulative behavior that affects markets. Since our gathering and processing businesses sell natural gas in interstate commerce and ship gas on interstate pipelines, these activities are subject to FERC oversight. Any failure on our part to comply with applicable FERC-administered statutes, rules, regulations and orders could result in the imposition of significant administrative, civil and/or criminal penalties or both, as well as increased operational requirements or prohibitions.
As limited partnership entities, neither we nor our regulated natural gas pipelines may be able to include a full tax allowance in calculating our costs-of-service for rate-making purposes.
Under current policy applied under the NGA and Section 311, FERC permits regulated natural gas pipelines to include, in the cost-of-service used as the basis for calculating the pipeline’s regulated rates, a tax allowance reflecting the actual or potential income tax liability on pipeline income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis, and the pipeline is required to demonstrate that such potential income tax liability exists. Although FERC’s policy is generally favorable for pipelines that are organized as, or owned by, tax-pass-through entities, application of the policy in individual rate cases still entails rate risk due to the case-by-case review requirement. The specific terms and application of that policy remain subject to future refinement or change by FERC and the courts. Moreover, we cannot guarantee that this policy will not be altered in the future.
There are uncertainties in the calculation of the return on equity that FERC will authorize a natural gas pipeline to include in its cost-of-service.
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
Our natural gas gathering, processing and intrastate transportation operations are generally exempt from FERC regulation under the NGA, but FERC regulation still affects these businesses and the markets for products derived from these businesses. With the passage of the Energy Policy Act of 2005 (EPACT 2005), FERC has expanded its oversight of natural gas purchasers, natural gas sellers, gatherers, intrastate pipelines and shippers on FERC regulated pipelines by imposing new market monitoring and market transparency rules and rules prohibiting manipulative behavior. In addition, EPACT 2005 substantially increased FERC's penalty authority. In recent years, FERC has adopted rules requiring increased reporting by purchasers and sellers of natural gas and increased transactional reporting requirements for intrastate pipelines. In 2010, FERC also sought formal comments on the applicability of buy-sell prohibitions and capacity release requirements on intrastate pipelines that provide interstate service under NGPA Section 311. We cannot predict the outcome of this proceeding or how FERC will approach future matters such as pipeline rates and rules and policies that may affect purchases or sales of natural gas or rights of access to natural gas transportation capacity.

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
Other state and local regulations also affect our business. Our gathering pipelines are subject to ratable take and common purchaser statutes in states in which we operate. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. Many states in which we operate have adopted complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. Our intrastate NGL, crude oil, and condensate pipelines are subject to state common carrier regulations, which require just and reasonable rates, non-discriminatory service, and the filing of tariffs. Our common carrier pipeline tariffs contemplate a higher level of service for “anchor shippers”, and if these or any other provisions in our common carrier pipeline tariffs are found to be inconsistent with non-discrimination requirements, then we may be required to modify the rates and/or terms of service in our tariffs and may not be able to provide the level of service contemplated in agreements with “anchor shippers”.
Any new laws, rules, regulations or orders could result in additional compliance costs and/or requirements, which could adversely affect our business. If we fail to comply with any new or existing laws, rules, regulations or orders, we could be subject to administrative, civil and/or criminal penalties, or both, as well as increased operational requirements or prohibitions.
We may be unable to integrate successfully the operations of future acquisitions with our operations, and we may not realize all the anticipated benefits of our past and any future acquisitions.
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
We compete with similar enterprises in each of our areas of operations. Some of our competitors are large oil, natural gas, gathering and processing and natural gas and NGL pipeline companies that have greater financial resources and access to supplies of natural gas and NGLs than we do. In addition, our customers who are significant producers or consumers of NGLs may develop their own processing facilities in lieu of using ours. Similarly, competitors may establish new connections with pipeline systems that would create additional competition for services that we provide to our customers. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors.
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
Users of our pipelines are dependent upon connections to and from third-party pipelines to receive and deliver natural gas and NGLs. Any reduction in the capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures, or other causes could result in reduced volumes being transported in our pipelines. Similarly, if additional shippers begin transporting volumes of natural gas and NGLs over interconnecting pipelines, the allocations to existing shippers in these pipelines could be reduced, which could also reduce volumes transported in our pipelines. Any reduction in volumes transported in our pipelines would adversely affect our revenues and cash flow.
We are exposed to the credit risks of our key customers, and any material nonpayment or nonperformance by our key customers could adversely affect our cash flow and results of operations.
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any material nonpayment or nonperformance by our key customers could reduce our ability to make distributions to our unitholders. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve based credit facilities (resulting from a decline in commodity prices) and the lack of availability of debt or equity financing may result in a significant reduction in our customers' liquidity and ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.
Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs that is not fully insured, our operations and financial results could be adversely affected.
Our operations are subject to the many hazards inherent in the gathering, processing and transportation of natural gas and the transportation, fractionation and storage of NGLs, including:

•
damage to our gathering and processing facilities, pipelines, fractionation and storage related equipment and surrounding properties caused by tornadoes, floods, hurricanes, fires and other natural disasters and acts of terrorism;

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
Failure of the natural gas that we ship on our pipelines to meet the specifications of interconnecting interstate pipelines could result in curtailments by the interstate pipelines.
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
In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur costs of $0.8 million in 2012 to implement pipeline integrity management program testing along certain segments of our pipeline, as required by existing DOT regulations. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial.
The DOT is continually proposing new pipeline safety rules and issuing pipeline safety advisories that impact our businesses. Additionally, Congress has been engaged in developing more stringent safety laws.
On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, became effective. The new law requires more stringent oversight of pipelines and increased civil penalties for violations of pipeline safety rules. The law requires numerous studies and/or the development of rules over the next two years covering the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related rules. The DOT has already sought comments on potential rules that address many areas of the newly adopted legislation. Any regulatory changes could have a material effect on our operations through more stringent and comprehensive safety regulations, increased costs and higher penalties for the violation of those regulations.
We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of increased costs or the inability to retain necessary land use.
We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies. Many of these rights-of-way are perpetual in duration; others have terms ranging from five to ten years. Many are subject to rights of reversion in the case of non-utilization for periods ranging from one to three years. In addition, some of our processing facilities are located on leased premises. Our loss of these rights, through our inability to renew right-of-way contracts or leases or otherwise, could have a material adverse effect on our business, results of operations and financial condition.
In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new natural gas or NGL supplies to our existing pipelines or to capitalize on other attractive expansion opportunities. If the cost of obtaining new rights-of-way increases, then our cash flows and growth opportunities could be adversely affected. Additionally, certain of our pipelines are gas utilities or common carrier pipelines with the statutory right of eminent domain. A recent Texas Supreme Court decision could severely limit our ability to use eminent domain to acquire right-of-way for common carrier expansion and growth projects, and potentially gas utility projects. Any such limitations could adversely affect our growth opportunities and cash flows.
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
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA adopted two sets of regulations addressing greenhouse gas emissions under the Clean Air Act. The first limits emissions of greenhouse gases from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle greenhouse gas emission standards trigger Clean Air Act construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. In June 2010, the EPA published its final rule to address the permitting of greenhouse gas emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailors” these permitting programs to apply to certain stationary sources of greenhouse gas emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their greenhouse gas emissions will be required to also reduce those emissions according to “best available control technology” standards for greenhouse gases, which are currently being developed on a case-by-case basis. Any regulatory or permitting obligation that limits emissions of greenhouse gases could require us to incur costs to reduce or sequester emissions of greenhouse gases associated with our operations and also could adversely affect demand for the natural gas and other hydrocarbon products that we transport, process, or otherwise handle in connection with our services.
In addition, in October 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas sources in the United States on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010. In November 2010, the EPA revised its greenhouse gas reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. Under these new rules, reporting of greenhouse gas emissions from such facilities, including many of our facilities, is required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.
Various pieces of legislation to reduce emissions of, or to create cap and trade programs for, greenhouse gases have been proposed by the U.S. Congress over the past several years, but no proposal has yet passed. More than one-third of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The passage of legislation that limits emissions of greenhouse gases from our equipment and operations could require us to incur costs to reduce the greenhouse gas emissions from our own operations, and it could also adversely affect demand for our transportation, storage and midstream services.

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
We may not have the ability to raise funds necessary to finance any change of control offer required under our senior notes and our Series A Preferred Units or to repay our credit facility upon a change of control.
If a change of control (as defined in the indentures governing our senior notes) occurs, we will be required to offer to purchase our outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest. If a purchase offer obligation arises under these indentures, a change of control could also have occurred under our credit facility, which could result in the acceleration of the indebtedness outstanding thereunder. Further, if a change of control (as defined in our partnership agreement) occurs, we will be required, under certain circumstances, to offer to purchase the Series A Preferred Units at 120% of their liquidation value (as defined in our partnership agreement) for the first five years after their issuance and thereafter at 101% of their liquidation value. Any of our future debt agreements may contain similar restrictions and provisions. If a purchase offer were required under the indentures for our debt (or repayment under our credit facility), we may not have sufficient funds to pay the purchase price of all debt that we are required to purchase or repay.
Our ability to manage and grow our business effectively may be adversely affected if our General Partner loses key management or operational personnel.
We depend on the continuing efforts of our executive officers. The departure of any of our executive officers could have a significant negative effect on our business, operating results, financial condition, and on our ability to compete effectively in the marketplace. Additionally, the General Partner's employees operate some of our business activities. Our General Partner's ability to hire, train, and retain qualified personnel will continue to be important and will become more challenging as we grow and if energy industry market conditions remain positive.
When general industry conditions are good, the competition for experienced operational and field technicians increases as other energy and manufacturing companies' needs for the same personnel increases. Our ability to grow and perhaps even to continue our current level of service to our current customers will be adversely impacted if our General Partner or its affiliates that provide these personnel are unable to successfully hire, train and retain these important personnel.
Terrorist attacks, the threat of terrorist attacks, hostilities in the Middle East, or other sustained military campaigns may adversely impact our results of operations.
The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the magnitude of the threat of future terrorist attacks on the energy transportation industry in general and on us in particular are not known at this time. Uncertainty surrounding hostilities in the Middle East or other sustained military campaigns may affect us in unpredictable ways, including disruptions of natural gas supplies and markets for natural gas and NGLs and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.
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
Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and we cannot assure you that we will maintain our current credit ratings.
ETE and an affiliate of GE may sell units in the public or private markets, and these sales could have an adverse impact on the price of our common units.
ETE owns 26,266,791 of our common units and an affiliate of GE owns 13,168,735 of our common units. We have agreed to provide to each of ETE and GE’s affiliate the right to register for resale their common units. We filed a registration statement relating to the resale of GE’s common units that became effective in October 2010. The sale of these common units in the public or private markets could have an adverse impact on the price of our common units or on the trading market for them.
An impairment of goodwill and intangible assets could reduce our earnings.
At December 31, 2011, our consolidated balance sheet reflected $789.8 million of goodwill and $740.9 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur that indicate goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets are impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
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
Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, in some cases, oil production. Due to concerns that hydraulic fracturing may adversely affect drinking water supplies, the EPA recently announced a plan to conduct a comprehensive research study to investigate the potential adverse impact that hydraulic fracturing may have on water quality and public health. The initial study results are expected to be available in late 2012. Additionally, legislation was introduced in the U.S. Congress to amend the federal Safe Drinking Water Act to regulate hydraulic fracturing and to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. If enacted, such a provision could require hydraulic fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping requirements and meet plugging and abandonment requirements. Unrelated oil spill legislation considered by the U.S. Senate in the aftermath of the April 2010 Macondo well release in the Gulf of Mexico contained a provision that would require natural gas drillers to disclose the chemicals they pump into the ground as part of the hydraulic fracturing process. Aside from these federal initiatives, several states have moved to require disclosure of fracturing fluid components or otherwise to regulate their use more closely. Disclosure of chemicals used in the fracturing process could make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. Adoption of legislation or of any implementing regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the volumes of natural gas and NGLs that we gather, process and transport.
Some portions of our current gathering infrastructure and other assets have been in use for many decades, which may adversely affect our business.
Some portions of our assets, including some of our gathering infrastructure, have been in use for many decades. The current age and condition of our assets could result in a material adverse impact on our business, financial condition and results of operations if the costs of maintaining our facilities exceed current expectations.
RISKS RELATED TO OUR STRUCTURE
Our General Partner is owned by ETE, which also owns the general partner of ETP. This may result in conflicts of interest.
ETE owns our General Partner and as a result controls us. ETE also owns the general partner of ETP, a publicly traded partnership with which we compete in the natural gas gathering, processing and transportation business. The directors and officers of our General Partner and its affiliates have fiduciary duties to manage our General Partner in a manner that is beneficial to ETE, its sole owner. At the same time, our General Partner has fiduciary duties to manage us in a manner that is beneficial to our unitholders. Therefore, our General Partner’s duties to us may conflict with the duties of its officers and directors to its sole owner. As a result of these conflicts of interest, our General Partner may favor its own interest or those of ETE, ETP, or their owners or affiliates over the interest of our unitholders.
Such conflicts may arise from, among others, the following:

•
Decisions by our General Partner regarding the amount and timing of our cash expenditures, borrowings and issuances of additional limited partnership units or other securities can affect the amount of incentive compensation payments on our IDRs we make to the parent company of our General Partner;

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

•
Our General Partner determines which costs, including allocated overhead costs and costs under the services agreement we have with Service Co. and our operating agreement with ETP, incurred by it and its affiliates are reimbursable by us; and

•
Our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements, such as the services agreement we have with an affiliate of ETE and operating agreement with ETP, with any of these entities on our behalf.

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

Any unitholder is bound by the provisions in the partnership agreement, including those discussed above.
Unitholders have limited voting rights and are not entitled to elect our General Partner or its directors.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders do not elect our General Partner or its Board of Directors and have no right to elect our General Partner or its Board of Directors on an annual or other continuing basis. The Board of Directors of our General Partner is chosen by the members of our General Partner. Furthermore, if the unitholders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner. As a result of these limitations, the price at which our common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Even if unitholders are dissatisfied, they cannot remove our General Partner without its consent.
Our unitholders may be unable to remove the General Partner without its consent because the General Partner and its affiliates own a substantial number of common units. A vote of the holders of at least 66.67% of all outstanding units voting together as a single class is required to remove the General Partner. As of February 10, 2012, affiliates of our General Partner owned 16.7% of the total of our common units.
Our partnership agreement restricts the voting rights of those unitholders owning 20% or more of our common units or Series A Preferred Units.
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
If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation (which it may assign to any of its affiliates or to us) to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of February 10, 2012, affiliates of our General Partner owned 16.7% of the total number of outstanding common units.
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
We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets. Additionally, we are not able to control the amounts of cash that HPC, MEP, Lone Star or Ranch JV may distribute to us.
We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the partnership interests and the equity in our subsidiaries. As a result, our ability to make required payments on our debt obligations and distributions on our common units depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, our revolving credit facility and applicable state partnership and limited liability company laws and other laws and regulations. Pursuant to our revolving credit facility, we may be required to establish cash reserves for the future repayment of outstanding letters of credit under our revolving credit facility. If we are unable to obtain the funds necessary to pay the principal amount at maturity of our debt obligations, to repurchase our debt obligations upon the occurrence of a change of control or make distributions on our common units, we may be required to adopt one or more alternatives, such as a refinancing of our debt obligations or borrowing funds to make distributions on our common units. We cannot assure unitholders that we would be able to borrow funds to make distributions on our common units.

Additionally, the ability of our joint ventures to make distributions to us may be restricted by, among other things, the terms of each such entity's partnership or limited liability company agreement, as applicable, and any debt instruments entered into by such entity as well as applicable state partnership or limited liability company laws, as applicable, and other laws and regulations. We do not control the amounts of cash that our joint ventures may distribute to us.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our common unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of the units.
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
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been reached, multiple sales of the same unit will be counted only once. Although a termination likely will cause our unitholders to realize an increased amount of taxable income as a percentage of the cash distributed to them, we anticipate that the ratio of taxable income to distributions for future years will return to levels commensurate with our prior tax periods. However, any future termination of our partnership could have similar consequences. Additionally, in the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. The position that there was a partnership termination does not affect our classification as a partnership for federal income tax purposes; however, we are treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to prevail that a termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminates requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
You may be subject to state and local taxes and tax return filing requirements.
In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We own assets and do business in Texas, Oklahoma, Kansas, Louisiana, West Virginia, Arkansas, Colorado, Alabama, California, Mississippi, New Mexico, Utah and Pennsylvania. Each of these states, other than Texas, currently imposes a personal income tax as well as an income tax on corporations and other entities. Texas imposes a margin tax on corporations, limited partnerships, limited liability partnerships and limited liability companies. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, foreign, state and local tax returns required as a result of being a unitholder.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Substantially all of our pipelines (including those of HPC, MEP and Lone Star), which are located in Texas, Louisiana, Oklahoma, Mississippi, Alabama, and Kansas, are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, properties on which our pipelines were built were purchased in fee. These pipelines are used in our gathering and processing segment and in our corporate and others segment.
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
For additional information regarding our properties, read “Item 1. Business.”
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
For a description of legal proceedings, see Note 12 in the Notes to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Price of and Distributions on the Common Units and Related Unitholder Matters
Our common units were first offered and sold to the public on February 3, 2006. On August 9, 2011, we transferred the listing of our common units from the NASDAQ to the NYSE. Our common units are currently listed on the NYSE under the symbol “RGP.” As of February 15, 2012, the number of holders of record of common units was 50, with 124,212,049 units held in street name.

The following table sets forth, for the periods indicated, the high and low quarterly sales prices per common unit, as reported on the NYSE and on the NASDAQ prior to August 9, 2011, and the cash distributions declared per common unit, excluding the Series A Preferred Units which began receiving fixed quarterly cash distributions of $0.445 beginning with the quarter ending March 31, 2010:

	Price Ranges		Cash Distributions
Period	High	Low	(per common unit)
2011
Fourth Quarter	$24.88	$20.28	$0.460
Third Quarter	26.80	20.91	0.455
Second Quarter	27.99	24.13	0.450
First Quarter	27.77	25.41	0.445
2010
Fourth Quarter	27.26	24.33	0.445
Third Quarter	26.45	23.54	0.445
Second Quarter	24.57	20.43	0.445
First Quarter	23.19	20.00	0.445
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
In addition to distributions on its General Partner interest, our General Partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds specified levels. The partnership agreement requires that it make distributions of Available Cash from operating surplus for any quarter after the subordination period in the following manner:

•	first, to all unitholders and to the General Partner, pro rata, until each unitholder receives a total of $0.35 per unit outstanding for that quarter;

•	second, to all unitholders and to the General Partner, pro rata, until each unitholder receives a total of $0.4025 per unit outstanding for that quarter;

•	third, 13% to holders of the IDRs, to all unitholders and to the General Partner, pro rata, until the aggregate distributions equal $0.4375 per unit outstanding for that quarter;

•	fourth, 23% to holders of the IDRs, to all unitholders and to the General Partner, pro rata, until the aggregate distributions equal $0.5250 per unit outstanding for that quarter; and

•	thereafter, 48% to holders of the IDRs, to all unitholders and to the General Partner, pro rata.
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
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data
The historical financial information presented below for the Partnership was derived from our audited consolidated financial statements as of and for the periods presented below. See “Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations” for a discussion of why our results may not be comparable, either from period to period or going forward. All tabular dollar amounts, except per unit data, are in thousands.

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Statement of Operations Data:
Total revenues	$1,433,898	$716,613	$505,050	$1,043,277	$1,785,263	$1,138,205
Total operating costs and expense	1,394,189	702,054	484,919	816,703	1,635,520	1,084,723
Operating income	39,709	14,559	20,131	226,574	149,743	53,482
Other income and deductions:
Income from unconsolidated affiliates	119,540	53,493	15,872	7,886	—	—
Interest expense, net	(102,474)	(48,251)	(34,541)	(77,665)	(62,940)	(51,851)
Loss on debt refinancing, net	—	(15,748)	(1,780)	—	—	(21,200)
Other income and deductions, net	17,309	(8,229)	(3,897)	(15,132)	328	1,249
Income (loss) from continuing operations before income taxes	74,084	(4,176)	(4,215)	141,663	87,131	(18,320)
Income tax expense (benefit)	465	552	404	(1,095)	(266)	931
Income (loss) from continuing operations	$73,619	$(4,728)	$(4,619)	$142,758	$87,397	$(19,251)
Discontinued operations
Net (loss) income from operations of east Texas assets	—	(1,244)	(327)	(2,269)	13,931	5,720
Net income (loss)	73,619	(5,972)	(4,946)	140,489	101,328	(13,531)
Net income attributable to noncontrolling interest	(1,177)	(156)	(406)	(91)	(312)	(305)
Net income (loss) attributable to Regency Energy Partners LP	$72,442	$(6,128)	$(5,352)	$140,398	$101,016	$(13,836)
Amounts attributable to Series A Preferred Units	7,982	4,651	3,336	3,995	—	—
General partner’s interest, including IDRs	7,010	2,800	662	5,252	4,303	(366)
Amount allocated to non-vested common units	—	—	(79)	965	869	(103)
Beneficial conversion feature for Class C common units	—	—	—	—	—	1,385
Beneficial conversion feature for Class D common units	—	—	—	820	7,199	—
Amount allocated to Class E common units	—	—	—	—	—	5,792
Limited partners’ interest in net income (loss)	$57,450	$(13,579)	$(9,271)	$129,366	$88,645	$(20,544)
Basic and diluted income (loss) from continuing operations per unit:
Basic income (loss) from continuing operations per common and subordinated unit	$0.39	$(0.09)	$(0.10)	$1.63	$1.14	$(0.51)
Diluted income (loss) from continuing operations per common and subordinated units	0.32	(0.09)	(0.10)	1.63	1.10	(0.51)

Distributions per common and subordinated unit	1.81	0.89	0.89	1.78	1.71	1.52
Basic and diluted income (loss) on discontinued operations per unit	$—	$(0.01)	$—	$(0.03)	$0.21	$0.11
Basic and diluted net income (loss) per unit:
Basic net income (loss) per common and subordinated unit	$0.39	$(0.10)	$(0.10)	$1.61	$1.34	$(0.40)
Diluted net income (loss) per common and subordinated unit	0.32	(0.10)	(0.10)	1.60	1.28	(0.40)
Income per Class C common unit due to beneficial conversion feature	$—	$—	$—	$—	$—	$0.48
Cash distributions declared per Class C common unit	—	—	—	—	—	—
Income per Class D common unit due to beneficial conversion feature	$—	$—	$—	$0.11	$0.99	$—
Cash distributions declared per Class D common unit	—	—	—	—	—	—
Income per Class E common unit due to beneficial conversion feature	$—	$—	$—	$—	$—	$1.23
Cash distributions declared per Class E common unit	—	—	—	—	—	2.06

	Successor		Predecessor
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Balance Sheet Data (at period end):
Property, plant and equipment, net	$1,885,528	$1,660,218	$1,456,435	$1,703,554	$913,109
Total assets	5,567,856	4,770,204	2,533,414	2,458,639	1,278,410
Long-term debt (long-term portion only)	1,687,147	1,141,061	1,014,299	1,126,229	481,500
Series A Preferred Units	71,144	70,943	51,711	—	—
Partners’ capital	3,531,076	3,294,402	1,243,010	1,099,413	568,186

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$253,755	$79,786	$89,421	$143,960	$181,298	$79,529
Investing activities	(955,283)	(296,429)	(148,450)	(156,165)	(948,629)	(157,933)
Financing activities	693,118	203,059	72,186	21,433	734,959	99,443
Other Financial Data:
Adjusted total segment margin(1)	$421,127	$235,319	$154,422	$361,182	$402,143	$200,970
Adjusted EBITDA(1)	422,369	218,162	108,794	210,994	259,327	157,769
Maintenance capital expenditures	21,584	6,881	7,880	20,170	18,247	8,764
 _______________________

(1)	See “—Non-GAAP Financial Measures” for a reconciliation to its most directly comparable GAAP measure.

Non-GAAP Financial Measures
We include in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” the following non-GAAP financial measures: EBITDA, adjusted EBITDA, total segment margin, and adjusted total segment margin. We provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP.
We define EBITDA as net income (loss) plus interest expense, net, income tax expense, net, and depreciation and amortization expense. We define adjusted EBITDA as EBITDA plus (minus) the following:

•	non-cash loss (gain) from commodity and embedded derivatives;

•	non-cash unit-based compensation;

•	loss (gain) on asset sales, net;

•	loss on debt refinancing;

•	other non-cash (income) expense, net;

•	net income attributable to noncontrolling interest; and

•	our interest in adjusted EBITDA from unconsolidated affiliates less income from unconsolidated affiliates.
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
EBITDA and adjusted EBITDA should not be considered an alternative to, or more meaningful than net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA or adjusted EBITDA in the same manner.
EBITDA and adjusted EBITDA do not include interest expense, income tax expense or depreciation and amortization expense. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate cash available for distribution. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net earnings determined under GAAP, as well as EBITDA and adjusted EBITDA, to evaluate our performance.
We define segment margin, generally, as revenues minus cost of sales. We calculate our Gathering and Processing segment margin and Corporate and Others segment margin as revenues generated from operations less the cost of natural gas and NGLs purchased and other costs of sales, including third-party transportation and processing fees. We do not record segment margin for the Joint Ventures segment because we record our ownership percentages of the net income in HPC, MEP, Lone Star and Ranch JV as income from unconsolidated affiliates in accordance with the equity method of accounting. We calculate our Contract Compression segment margin as revenues minus direct costs, primarily compressor unit repairs, associated with those revenues. We calculate our Contract Treating segment margin as revenues minus direct costs associated with those revenues. We calculate total segment margin as the sum of segment margin of our segments, excluding the Joint Ventures segment, less intersegment eliminations. We define adjusted segment margin as segment margin adjusted for non-cash (gains) losses from commodity derivatives. Our adjusted total segment margin equals the sum of our operating segments' adjusted segment margins or segment margins, as applicable, including intersegment eliminations.
Total segment margin and adjusted total segment margin are included as a supplemental disclosure because they are primary performance measures used by our management as they represent the result of product sales, service fee revenues and product purchases, a key component of our operations. We believe total segment margin and adjusted total segment margin are important measures because they are directly related to our volumes and commodity price changes. Operation and maintenance expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor, insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of our operation and maintenance expenses. These expenses are largely independent of the volumes we transport or process and fluctuate depending on the activities performed during a specific period. We do not deduct operation and maintenance expenses from total revenue in calculating total segment margin and adjusted total segment margin because we separately evaluate commodity volume and price changes in these margin amounts. As an indicator of our operating performance, total segment margin or adjusted total segment margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our total segment margin and adjusted total segment margin may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner.

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Reconciliation of “Adjusted EBITDA” to net cash flows provided by operating activities and to net (loss) income
Net cash flows provided by operating activities	$253,755	$79,786	$89,421	$143,960	$181,298	$79,529
Add (deduct):
Depreciation and amortization, including debt issuance cost amortization and bond premium amortization	(174,630)	(79,323)	(49,363)	(116,307)	(105,324)	(57,069)
Write-off of debt issuance costs and bond premium	—	1,422	(1,780)	—	—	(5,078)
Amortization of excess fair value of unconsolidated affiliates	(5,847)	(3,410)	—	—	—	—
Income from unconsolidated affiliates	125,387	56,903	15,872	(7,886)	—	43
Derivative valuation change	20,486	(33,189)	(12,004)	(5,163)	14,700	(14,667)
Gain (loss) on assets sales, net	2,372	(268)	(303)	133,284	(472)	(1,522)
Unit-based compensation expenses	(3,610)	(1,827)	(12,070)	(6,008)	(4,306)	(15,534)
Gain on insurance settlements	—	—	—	—	3,282	—
Trade accounts receivable, accrued revenues and related party receivables	8,328	401	11,272	(10,727)	(18,648)	28,789
Other current assets	(734)	107	(2,516)	(10,471)	6,615	1,394
Trade accounts payable, accrued cost of gas and liquids, related party payables, and deferred revenues	(23,221)	15,302	(8,649)	3,762	40,772	(30,089)
Other current liabilities	(9,590)	12,853	(22,614)	6,726	(12,749)	149
Amount of swap termination proceeds reclassified into earnings	—	—	—	—	—	1,078
Distributions received from unconsolidated affiliates	(119,236)	(56,903)	(12,446)	7,886	—	—
Other assets and liabilities	159	2,174	234	1,433	(3,840)	(554)
Net income (loss)	73,619	(5,972)	(4,946)	140,489	101,328	(13,531)
Add (deduct):
Interest expense, net	102,474	48,292	34,679	77,996	63,243	52,016
Depreciation and amortization	168,684	76,641	46,084	109,893	102,566	55,074
Income tax expense (benefit)	465	552	404	(1,095)	(266)	931
EBITDA	345,242	119,513	76,221	327,283	266,871	94,490
Add (deduct):
Non-cash (gain) loss from commodity and embedded derivatives	(17,919)	31,424	11,189	5,163	(14,708)	11,500
Non-cash unit-based compensation	3,610	1,802	11,925	5,834	4,318	15,535
(Gain) loss on assets sales, net	(2,372)	288	303	(133,284)	472	1,522
Income from unconsolidated affiliates	(119,540)	(53,493)	(15,872)	(7,886)	—	—
Partnership’s ownership interest in HPC’s adjusted EBITDA (1)	72,672	45,830	21,184	11,398	—	—
Partnership’s ownership interest in MEP’s adjusted EBITDA (2)	103,059	55,682	—	—	—	—
Partnership’s ownership interest in Lone Star’s adjusted EBITDA (3)	37,841	—	—	—	—	—
Loss on debt refinancing, net	—	15,748	1,780	—	—	21,200
Other expense, net	(224)	1,368	2,064	2,486	2,374	13,522
Adjusted EBITDA	$422,369	$218,162	$108,794	$210,994	$259,327	$157,769

(1) 100% of HPC's Adjusted EBITDA is calculated as follows:
Net income	$109,186	$71,383	$35,354	$19,734	$—	$—
Add:

Depreciation and amortization	34,930	20,075	11,722	8,514	—	—
Interest expense	1,245	350	176	158	—	—
Gain on insurance settlement	—	(242)	—	—	—	—
Loss on asset sales, net	—	105	—	—	—	—
Other expense, net	16	8	6	50	—	—
HPC's Adjusted EBITDA	$145,377	$91,679	$47,258	$28,456	$—	$—
(2) 100% of MEP's EBITDA is calculated as follows:
Net income	$85,339	$42,528	$—	$—	$—	$—
Add:
Depreciation and amortization	69,538	40,103	—	—	—	—
Interest expense, net	51,515	28,959	—	—	—	—
MEP's Adjusted EBITDA	$206,392	$111,590	$—	$—	$—	$—
(3) 100% of Lone Star's Adjusted EBITDA is calculated as follows:
Net income	$93,959	$—	$—	$—	$—	$—
Add:
Depreciation and amortization	32,248	—	—	—	—	—
Other income, net	(68)	—	—	—	—	—
Lone Star's Adjusted EBITDA	$126,139	$—	$—	$—	$—	$—

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Reconciliation of net income (loss) to “Adjusted total segment margin”
Net income (loss)	$73,619	$(5,972)	$(4,946)	$140,489	$101,328	$(13,531)
Add (deduct):
Operation and maintenance	147,643	77,808	47,842	117,080	119,715	47,385
General and administrative	67,408	43,739	37,212	57,863	51,323	39,713
(Gain) loss on assets sales, net	(2,372)	213	303	(133,282)	457	1,522
Management services termination fee	—	—	—	—	3,888	—
Transaction expenses	—	—	—	—	1,620	420
Depreciation and amortization	168,684	75,967	41,784	100,098	93,393	46,362
Income from unconsolidated affiliates	(119,540)	(53,493)	(15,872)	(7,886)	—	—
Interest expense, net	102,474	48,251	34,541	77,665	62,940	51,851
Loss on debt refinancing, net	—	15,748	1,780	—	—	21,200
Other income and deductions, net	(17,309)	8,229	3,897	15,132	(328)	(1,249)
Income tax expense (benefit)	465	552	404	(1,095)	(266)	931
Discontinued operations	—	1,244	327	2,269	(13,931)	(5,720)
Total segment margin	421,072	212,286	147,272	368,333	420,139	188,884
Add (deduct):
Non-cash loss (gain) from commodity derivatives	55	23,033	7,150	(7,151)	(17,996)	9,027
Non-cash put option expiration	—	—	—	—	—	3,059
Adjusted total segment margin	$421,127	$235,319	$154,422	$361,182	$402,143	$200,970

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our historical consolidated financial statements and notes included elsewhere in this document.
We are a growth-oriented publicly-traded Delaware limited partnership formed in 2005 engaged in the gathering and processing, contract compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. We focus on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Bone Spring and Avalon shales as well as the Permian Delaware basin and the mid-continent region. Our assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, West Virginia and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma.
We divide our operations into five business segments:

•
Gathering and Processing. We provide “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs and selling or delivering the pipeline-quality natural gas and NGLs to various markets and pipeline systems.

•	Joint Ventures. We own investments in four joint ventures:

◦	a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets;

◦
a 50% membership interest in MEP, which owns an interstate natural gas pipeline with approximately 500 miles stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama;

◦
a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including NGL pipelines, storage, fractionation and processing facilities located in the states of Texas, Mississippi and Louisiana; and

◦	a 33.33% membership interest in Ranch JV, which, upon completion of construction in 2012, will process natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas.

•	Contract Compression. We own and operate a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems.

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
We also minimize our exposure to commodity price fluctuations by executing swap and put option contracts settled against ethane, propane, butane, natural gasoline, natural gas and WTI market prices. We continually monitor our hedging and contract portfolio and expect to continue to adjust our hedge position as conditions warrant.

In addition, we perform a producer services function whereby we purchase natural gas from producers or gas marketers at receipt points on our systems, including HPC, and transport that gas to delivery points on HPC's system at which we sell the natural gas at market price. We regard the segment margin with respect to those purchases and sales as the economic equivalent of a fee for our transportation service. These contracts are frequently settled in terms of an index price for both purchases and sales. In order to minimize commodity price risk, we attempt to match sales with purchases at the index price. We typically sell natural gas under pricing terms related to a market index. To the extent possible, we match the pricing and timing of our supply portfolio to our sales portfolio in order to lock in our margin and reduce our overall commodity price exposure. To the extent our natural gas position is not balanced, we will be exposed to the commodity price risk associated with the price of natural gas. Refer to “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for further details.
Joint Ventures segment. HPC has the capacity to transport up to 2.1 Bcf/d of natural gas. Results of HPC's operations are determined primarily by the volumes of natural gas transported and subscribed on its intrastate pipeline system and the level of fees charged to customers or the margins received from purchases and sales of natural gas. HPC generates revenues and segment margins principally under fee-based transportation contracts. Approximately 85% of the margin HPC earns is related to fixed capacity reservation charges that are not directly dependent on throughput volumes or commodity prices. If a sustained decline in commodity prices should result in a decline in volumes, HPC's revenues from these arrangements would not be significantly impacted until expiration of the current contracts.
MEP pipeline system, operated by KMP, has the capability to transport up to 1.8 Bcf/d of natural gas, and the pipeline capacity is fully subscribed with long-term binding commitments from creditworthy shippers. Results of MEP's operations are determined primarily by the volumes of natural gas transported and subscribed on its interstate pipeline system and the level of fees charged to customers. MEP generates revenues and segment margins principally under fee-based transportation contracts. The margin MEP earns is primarily related to fixed capacity reservation charges that are not directly dependent on throughput volumes or commodity prices. If a sustained decline in commodity prices should result in a decline in volumes, MEP's revenues would not be significantly impacted until expiration of the current contracts.
Lone Star owns and operates an NGLs storage, fractionation and transportation business. Lone Star's storage assets are primarily located in Mont Belvieu, Texas and its West Texas Pipeline transports NGLs through an intrastate pipeline system that originates in the Permian Basin in west Texas, passes through the Barnett shale production area in North Texas and terminates at the Mont Belvieu storage and fractionation complex. Lone Star also owns and operates fractionation and processing assets located in Louisiana. Results of Lone Star's operations are based upon fee-based revenues and commodity pricing which are determined primarily by volumes stored, processed or transported, the level of fees charged to customers and the value of the commodity in the market at the time of sale. The margin Lone Star earns is primarily related to the volume of NGLs stored, processed and transported.
We own a 33.33% interest in Ranch JV, a joint venture entity which is constructing a processing facility in Ward County, Texas, to process natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations. APM and CM own the remaining 66.67% interest in the joint venture. The project will consist of the construction of two plants, a 25 million cubic feet per day (MMcf/d) refrigeration plant and a 100 MMcf/d cryogenic processing plant. The initial start-up of the refrigeration unit is expected to be in service by the second quarter of 2012, with full facilities available by the fourth quarter of 2012.
Contract Compression segment. We own and operate a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. We own and operate more than 777,000 horsepower of compression for customers in Texas, Louisiana, Arkansas, Pennsylvania and California.
Contract Treating segment. We own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management, to natural gas producers and midstream pipeline companies.
HOW WE EVALUATE OUR OPERATIONS. Management uses a variety of financial and operational measurements to analyze our performance. We view these measures as important tools for evaluating the success of our operations and review these measurements on a monthly basis for consistency and trend analysis. These measures include volumes, segment margin, total segment margin, adjusted segment margin, adjusted total segment margin and operation and maintenance expense on a segment and company-wide basis and EBITDA and adjusted EBITDA on a company-wide basis.
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

Segment Margin and Total Segment Margin. We define segment margin, generally, as revenues minus cost of sales. We calculate our Gathering and Processing segment margin and Corporate and Others segment margin as our revenues generated from operations less the cost of natural gas and NGLs purchased and other cost of sales, including third-party transportation and processing fees.
We do not record segment margin for the Joint Ventures segment because we record our ownership percentage of the net income as income from unconsolidated affiliates in accordance with the equity method of accounting.
We calculate our Contract Compression segment margin as our revenues generated from our contract compression operations minus direct costs, primarily compressor unit repairs, associated with those revenues.
We calculate our Contract Treating segment margin as revenues generated from our contract treating operations minus direct costs associated with those revenues.
We calculate total segment margin as the total of segment margin of our five segments, less intersegment eliminations.
Adjusted Segment Margin and Adjusted Total Segment Margin. We define adjusted segment margin as segment margin adjusted for non-cash (gains) losses from commodity derivatives. Our adjusted total segment margin equals the sum of our operating segments' adjusted segment margins or segment margins, including intersegment eliminations. Adjusted segment margin and adjusted total segment margin are included as supplemental disclosures because they are primary performance measures used by management as they represent the results of product purchases and sales, a key component of our operations.
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
EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) plus interest expense, provision for income taxes and depreciation and amortization expense. We define adjusted EBITDA as EBITDA plus or minus the following:

•	non-cash loss (gain) from commodity and embedded derivatives;

•	non-cash unit-based compensation;

•	loss (gain) on asset sales, net;

•	loss on debt refinancing;

•	other non-cash (income) expense, net;

•	net income attributable to noncontrolling interest; and

•	our interest in adjusted EBITDA from unconsolidated affiliates less income from unconsolidated affiliates.
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
Natural Gas Supply and Demand. Domestic crude oil production increased from 5.1 million Bbls/d in 2007 to 5.5 million Bbls/d in 2010, a 7.8% increase. This increase is attributable to recent technological advances in the development of tight oil and shale resources as well as the shift in drilling in shale plays.
Recently, however, as drilling activities have been more focused on shale plays with a high concentration of NGLs and crude oil, some producers have announced plans to reduce gas drilling activities in order to focus on oil and NGLs prospects.
Energy Outlook. In its annual energy outlook forecast, the EIA projects that domestic production of crude oil will increase from 5.5 million Bbls/d in 2010 to 6.7 million by 2020, a 21.8% increase. Although NGLs production is projected to decline beyond 2020, it is expected to remain above 6.1 million Bbls/d through 2035. By 2016, the U.S. is projected to be a net exporter of NGLs and overall net exporter of natural gas by 2021.
Natural gas production from shales is expected to increase to 13.6 trillion cubic feet by 2035 from 5 trillion cubic feet produced in 2010. Natural gas production from shales amounted to 23% of total natural gas produced in the U.S. in 2010 and projected to grow to 49% by 2035. The EIA report also expects that natural gas share of electric power generation will increase from 24% in 2010 to 27% by 2035.
The increase in natural gas consumption is expected to come primarily from electricity generation. Natural gas used in electricity generation is projected to grow from 7.4 trillion cubic feet in 2010 to 8.9 trillion cubic feet in 2035. Overall, natural gas consumption is projected to increase from 24.1 trillion cubic feet in 2010 to 26.5 trillion cubic feet in 2035.
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
Inflation in the United States has been relatively low in recent years and has not had a material effect on our results of operations. It may in the future, however, increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. Our operating revenues and costs are influenced to a greater extent by price changes in natural gas and NGLs. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along a portion of increased costs to our customers in the form of higher fees.
RECENT DEVELOPMENTS
Investment in Lone Star. In May 2011, we contributed $592.7 million in cash to Lone Star, in exchange for our 30% membership interest. Lone Star, a newly formed joint venture that is owned 70% by ETP and 30% by us, completed its acquisition of all of the membership interest in LDH, a wholly-owned subsidiary of Louis Dreyfus Highbridge Energy LLC, for $1.98 billion in cash. To fund a portion of this capital contribution, we issued 8,500,001 common units representing limited partnership interests for net proceeds of $203.9 million. These units were issued in a private placement conducted in accordance with the exemption from the registration requirement of the Securities Act of 1933, as amended, under section 4(2) thereof. These units were subsequently registered with the SEC. The remaining portion of our capital contribution was funded by additional borrowings under our revolving credit facility.
Eagle Ford Expansion. In June 2011, we entered into agreements to provide gas and condensate gathering services for a producer in the Eagle Ford shale and to construct facilities to perform these services, including a wellhead gathering system, at an expected cost of $450 million. The expansion will be owned and operated by us and will tie into our existing gathering system. In addition, we have purchased certain existing midstream assets located in the Eagle Ford shale as part of this expansion. The expansion is ongoing with volumes increasing throughout the construction of the project. The expansion is scheduled for completion by 2014.

Lone Star Expansion. In May 2011, Lone Star announced a construction project of a 100,000 Bbls/d fractionator and related storage services and interconnectivity infrastructure to be constructed in Mont Belvieu, Texas, which we expect to complete in early 2013. Our estimated capital expenditures for this project are $118 million.
In June 2011, Lone Star announced it would construct an approximate 570-mile NGLs pipeline that extends from Winkler County in west Texas to a processing plant in Jackson County, Texas. This pipeline will have a minimum capacity of approximately 209,000 Bbls/d. In connection with this project, Lone Star has secured capacity on ETP's recently announced NGL pipeline from Jackson County to Mont Belvieu. Our estimated capital expenditures for this project are $275 million.
In February 2012, Lone Star announced it would construct a second 100,000 Bbls/d NGL fractionation facility at Mont Belvieu, Texas. Lone Star expects this second fractionator to be completed in the first quarter of 2014 at an estimated cost of $350 million, of which our proportionate estimated capital contributions is $105 million.
Purchase of Additional MEP Interest. On September 1, 2011, the Partnership purchased an additional 0.1% membership interest in MEP from ETP for $1.2 million in cash, bringing its total membership interest in MEP to 50%. Because this transaction occurred between entities under common control, partners' capital was increased by $0.2 million, which represented a deemed contribution of the excess carrying amount of ETP's investment of $1.4 million over the purchase price.
Investment in Ranch JV. On December 2, 2011, Ranch JV was formed by us, APM and CM, each owning 33.33% of the joint venture. Ranch JV, upon completion of construction in 2012, will process natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas. The project consists of two plants, a 25 million cubic feet per day (MMcf/d) refrigeration plant and a 100 MMcf/d cryogenic processing plant. The initial start-up of the refrigeration unit is expected to be in service by the second quarter of 2012, with full facilities available by the fourth quarter of 2012. We expect capital expenditures related to this project to total approximately $100 million, of which one-third will be owned and contributed by each joint venture partner.

RESULTS OF OPERATIONS
Year Ended December 31, 2011 vs. Combined Year Ended December 31, 2010
(Tabular dollar amounts, except per unit data, are in thousands)

		Combined Year Ended December 31, 2010
	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Combined Year Ended December 31, 2010	Change	Percent
Total revenues	$1,433,898	$716,613	$505,050	$1,221,663	$212,235	17%
Cost of sales	1,012,826	504,327	357,778	862,105	150,721	17
Total segment margin(1)	421,072	212,286	147,272	359,558	61,514	17
Operation and maintenance	147,643	77,808	47,842	125,650	21,993	18
General and administrative	67,408	43,739	37,212	80,951	(13,543)	17
(Gain) loss on asset sales, net	(2,372)	213	303	516	(2,888)	560
Depreciation and amortization	168,684	75,967	41,784	117,751	50,933	43
Operating income	39,709	14,559	20,131	34,690	5,019	14
Income from unconsolidated affiliates	119,540	53,493	15,872	69,365	50,175	72
Interest expense, net	(102,474)	(48,251)	(34,541)	(82,792)	(19,682)	24
Loss on debt refinancing, net	—	(15,748)	(1,780)	(17,528)	17,528	100
Other income and deductions, net	17,309	(8,229)	(3,897)	(12,126)	29,435	243
Income (loss) from continuing operations before income taxes	74,084	(4,176)	(4,215)	(8,391)	82,475	983
Income tax expense	465	552	404	956	(491)	51
Income (loss) income from continuing operations	$73,619	$(4,728)	$(4,619)	$(9,347)	$82,966	888
Discontinued operations	—	(1,244)	(327)	(1,571)	1,571	100
Net income (loss)	$73,619	$(5,972)	$(4,946)	$(10,918)	$84,537	774
Net income attributable to the noncontrolling interest	(1,177)	(156)	(406)	(562)	(615)	109
Net income (loss) attributable to Regency Energy Partners LP	$72,442	$(6,128)	$(5,352)	$(11,480)	$83,922	731%
Gathering and processing segment margin	$233,463	$110,011	$85,997	$196,008	$37,455	19%
Non-cash loss from commodity derivatives	55	23,033	7,150	30,183	(30,128)	100
Adjusted gathering and processing segment margin	$233,518	$133,044	$93,147	$226,191	$7,327	3
Contract compression segment margin(2)	155,573	91,853	62,356	154,209	1,364	1
Contract treating segment margin(2)	29,456	11,454	—	11,454	18,002	157
Corporate and others segment margin	19,284	13,047	8,045	21,092	(1,808)	9
Intersegment eliminations	(16,704)	(14,079)	(9,126)	(23,205)	6,501	28
Adjusted total segment margin	$421,127	$235,319	$154,422	$389,741	$31,386	8%
_______________________

(1)	For reconciliation of segment margin to the most directly comparable financial measure calculated and presented in accordance with GAAP, read “Item 6. Selected Financial Data.”

(2)	Contract Compression and Contract Treating segment margins include intersegment revenues of $16.7 million and $23.2 million for the years ended December 31, 2011 and 2010, respectively. These intersegment revenues were eliminated upon consolidation.
Net Income (Loss)Attributable to Regency Energy Partners LP. Net income (loss) attributable to Regency Energy Partners LP increased to a net income of $72.4 million in the year ended December 31, 2011 from a net loss of $11.5 million in the year ended December 31, 2010. The major components of this change were as follows:

•	$61.5 million increase in total segment margin mainly due to increased volumes in south Texas and a full year of Contract Treating segment margin;

•	$50.2 million increase in income from unconsolidated affiliates primarily from our acquisitions of a 49.9% interest in MEP in May 2010 and a 30% interest in Lone Star in May 2011;

•	$29.4 million increase in other income and deductions, net due to the non-cash gain on the embedded derivatives related to the Series A Preferred Units;

•	the absence of a $17.5 million redemption premium paid in 2010 and recorded as a loss on debt refinancing, net;

•
$13.5 million decrease in general and administrative expenses primarily due to the absence of a $9.9 million one-time charge of unit-based compensation expense in 2010 related to the vesting of outstanding LTIP grants upon the acquisition of our General Partner by ETE; offset by

•
$50.9 million increase in depreciation and amortization expense primarily related to additional assets placed in service during 2011 and a full year of depreciation related to the fair value adjustment of our long-lived assets upon the acquisition of our General Partner;

•
$22 million increase in operations and maintenance expense primarily due to increased compression and pipeline maintenance as well as a full year operation of the Contract Treating segment in 2011; and

•
$19.7 million increase in interest expense, net, primarily related to the interest associated with the $500 million 2021 Notes issued in May 2011 to partially fund the acquisition of our 30% interest in Lone Star as well as a full year of interest associated with the $600 million 2018 Notes issued in October 2010.

Adjusted Total Segment Margin. Adjusted total segment margin increased to $421.1 million in the year ended December 31, 2011 from $389.7 million in the year ended December 31, 2010. The major components of this increase were as follows:

•
Adjusted Gathering and Processing segment margin increased to $233.5 million for the year ended December 31, 2011 from $226.2 million for the year ended December 31, 2010 primarily due to the increased volumes in the Eagle Ford shale in south Texas and Permian Delaware Basin in west Texas. Total Gathering and Processing segment throughput increased to 1,187,000 MMBtu/d during the year ended December 31, 2011 from 996,800 MMBtu/d during the year ended December 31, 2010. Total NGL gross production increased to 32,000 Bbls/d during the year ended December 31, 2011 from 26,000 Bbls/d during the year ended December 31, 2010;

•
Contract Compression segment margin increased to $155.6 million in the year ended December 31, 2011 from $154.2 million in 2010. The increase was primarily attributable to the increased revenue generating horsepower provided to third parties. As of December 31, 2011, our Contract Compression segment's total revenue generating horsepower was 777,000, compared to 767,000 as of December 31, 2010;

•
Contract Treating segment margin increased to $29.5 million in the year ended December 31, 2011 from $11.5 million in 2010. We acquired the Contract Treating segment in September 2010. Revenue generating GPM as of December 31, 2011 and December 31, 2010 was 3,465 and 3,431, respectively;

•
Corporate and Others segment margin decreased to $19.3 million in the year ended December 31, 2011 from $21.1 million in the year ended December 31, 2010, which was primarily attributable to a decrease in margin related to Gulf States; and

•
Intersegment eliminations decreased to $16.7 million in the year ended December 31, 2011 from $23.2 million in the year ended December 31, 2010. The decrease was due to decreased intersegment transactions between the Gathering and Processing and the Contract Compression segment as a result of the transfer of certain compression units from the Contract Compression segment to the Gathering and Processing segment in the second quarter of 2011.

Operation and Maintenance. Operation and maintenance expense increased to $147.6 million in the year ended December 31, 2011 from $125.7 million in the year ended December 31, 2010. The increase is primarily due to the following:

•	$6.6 million increase in compressor maintenance costs primarily related to an increase in lube oil and materials costs;

•	$6.1 million increase in pipeline maintenance expenses in our Gathering and Processing segment;

•	$3.2 million increase in employee expenses primarily due to higher short-term incentive compensation accrual;

•	$2.5 million increase in plant operating expenses primarily related to our Contract Treating segment, which was acquired in September 2010; and

•	$2.1 million increase in consumable products.
General and Administrative. General and administrative expense decreased to $67.4 million in the year ended December 31, 2011 from $81 million in the year ended December 31, 2010. This decrease is primarily the result of the following:

•	$12.5 million decrease in employee costs primarily due to the shared services integration and resulting reduction in headcount; and

•
the absence of $9.9 million one-time charge in unit-based compensation primarily related to the vesting of outstanding LTIP grants upon the acquisition of our General Partner by ETE in May 2010; offset by

•	$10.7 million increase in related party general and administrative expenses for the services agreements with Services Co. and ETC.
(Gain) Loss on Asset Sales, net. (Gain) loss on asset sales, net increased to a net gain of $2.4 million in the year ended December 31, 2011 from a net loss of $0.5 million in the year ended December 31, 2010 primarily due to the sale of certain assets in our Gathering and Processing and Contract Treating segments in 2011.
Depreciation and Amortization. Depreciation and amortization expense increased to $168.7 million in the year ended December 31, 2011 from $117.8 million in the year ended December 31, 2010. This increase was the result of $34.6 million of additional depreciation and amortization expense due to the completion of various organic growth projects since December 2010 and an $8.6 million increase related to our Contract Treating segment that we acquired in September 2010. Additionally, there was a $7.7 million increase in depreciation and amortization expense incurred related to the increase of property, plant and equipment amounts resulting from the fair value adjustments upon the change in control resulting from the acquisition of our General Partner in May 2010. Had the change in control occurred on January 1, 2010, our depreciation and amortization expense on a pro forma basis for the combined year ended December 31, 2010 would have been $125.4 million.
Income from Unconsolidated Affiliates. Income from unconsolidated affiliates increased to $119.5 million for the year ended December 31, 2011 from $69.4 million for the year ended December 31, 2010. The schedule summarizes the components of income from unconsolidated affiliates and our ownership interest for the years ended December 31, 2011 and 2010, respectively:

	Year Ended December 31, 2011				Year Ended December 31, 2010
	HPC	MEP	Lone Star(4)	Total	HPC	MEP(2)	Lone Star	Total
Net income	$109,186	$85,339	$93,959	$288,484	$106,737	$42,540	N/A	$149,277
Average ownership interest	49.99%	50% (1)	30%	N/M	48.3% (3)	49.9%	N/A	N/M
Share of unconsolidated affiliates’ net income	54,582	42,617	28,188	125,387	51,556	21,219	N/A	72,775
Less: Amortization of excess fair value of unconsolidated affiliates	(5,847)	—	—	(5,847)	(3,410)	—	N/A	(3,410)
Income from unconsolidated affiliates	$48,735	$42,617	$28,188	$119,540	$48,146	$21,219	N/A	$69,365
_______________________

(1)	Ownership interest in MEP increased to 50% in September 2011 due to the purchase of an additional 0.1% interest.

(2)	Represents the MEP net income from May 26, 2010 (date of acquisition) to December 31, 2010.

(3)	Ownership interest in HPC increased from 43% to 49.99% on April 30, 2010.

(4)	Represents Lone Star net income from May 2, 2011 (date of acquisition) to December 31, 2011.

N/A:    We acquired a 30% membership interest in Lone Star on May 2, 2011.
N/M:    Not Meaningful
HPC's net income increased to $109.2 million for the year ended December 31, 2011 from $106.7 million for the year ended December 31, 2010, primarily due to higher throughput in 2011. Throughput increased to 1,321,000 MMBtu/d for the year ended December 31, 2011 from 1,278,000 MMBtu/d for the year ended December 31, 2010.
MEP's net income increased to $85.3 million for the year ended December 31, 2011 from $42.5 million for the period from May 26, 2010 (acquisition date) to December 31, 2010, primarily due to reporting a full year of operations.
The following table presents operational data for each of our unconsolidated affiliates for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010
HPC
Throughput (MMBtu/d)	1,321,266		1,277,881
MEP
Throughput (MMBtu/d)	1,360,658		1,408,778	(2)
Lone Star
West Texas Pipeline – Total Volumes (Bbls/d)	130,246	(1)	N/A
Refinery Services – Geismar Throughput (Bbls/d)	15,676	(1)	N/A
_______________________

(1)	All of Lone Star's operational volumes represent the period from May 2, 2011 (acquisition date) to December 31, 2011.

(2)
Despite the decrease in throughput, MEP's revenues remained relatively stable throughout the period, because almost all of MEP's revenues are derived from firm transportation contracts with fixed fees.

N/A:    We acquired a 30% membership interest in Lone Star on May 2, 2011.
The following table presents capital contributions, distributions, and return of investment related to our unconsolidated affiliates:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	HPC	MEP	Lone Star	HPC	MEP	Lone Star
Capital contributions	$—	$—	$645,265	$20,210	$85,828	N/A
Distributions	65,465	82,512	22,037	65,115	43,306	N/A
Return of investment	—	—	22,698	19,995	—	N/A
_______________________
N/A:    We acquired a 30% membership interest in Lone Star on May 2, 2011.
Interest Expense, net. Interest expense, net increased to $102.5 million in the year ended December 31, 2011 from $82.8 million in the year ended December 31, 2010. The increase was primarily attributable to interest associated with the $500 million 2021 Notes issued in May 2011 and a full year of interest associated with the $600 million 2018 Notes issued in October 2010.
Other Income and Deductions, net. Other income and deductions, net increased to $17.3 million gain in 2011 from a $12.1 million loss in 2011 primarily due to the non-cash value change in the embedded derivatives related to the Series A Preferred Units issued in September 2009.

Combined Year Ended December 31, 2010 vs. Year Ended December 31, 2009
(Tabular dollar amounts, except per unit data, are in thousands)

	Combined Year Ended December 31, 2010
	Successor	Predecessor		Predecessor
	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Combined Year Ended December 31, 2010	Year Ended December 31, 2009	Change	Percent
Total revenues	$716,613	$505,050	$1,221,663	$1,043,277	$178,386	17%
Cost of sales	504,327	357,778	862,105	674,944	187,161	28
Total segment margin(1)	212,286	147,272	359,558	368,333	(8,775)	2
Operation and maintenance	77,808	47,842	125,650	117,080	8,570	7
General and administrative	43,739	37,212	80,951	57,863	23,088	40
Loss (gain) on asset sales, net	213	303	516	(133,282)	133,798	100
Depreciation and amortization	75,967	41,784	117,751	100,098	17,653	18
Operating income	14,559	20,131	34,690	226,574	(191,884)	85
Income from unconsolidated subsidiaries	53,493	15,872	69,365	7,886	61,479	780
Interest expense, net	(48,251)	(34,541)	(82,792)	(77,665)	(5,127)	7
Loss on debt refinancing, net	(15,748)	(1,780)	(17,528)	—	(17,528)	100
Other income and deductions, net	(8,229)	(3,897)	(12,126)	(15,132)	3,006	20
(Loss) income from continuing operations before income taxes	(4,176)	(4,215)	(8,391)	141,663	(150,054)	106
Income tax expense (benefit)	552	404	956	(1,095)	2,051	187
Net (loss) income from continuing operations	(4,728)	(4,619)	(9,347)	142,758	(152,105)	107
Discontinued operations	(1,244)	(327)	(1,571)	(2,269)	698	31
Net (loss) income	(5,972)	(4,946)	(10,918)	140,489	(151,407)	108
Net income attributable to the noncontrolling interest	(156)	(406)	(562)	(91)	(471)	518
Net (loss) income attributable to Regency Energy Partners LP	$(6,128)	$(5,352)	$(11,480)	$140,398	$(151,878)	108%
Gathering and processing segment margin	$110,011	$85,997	$196,008	$213,920	$(17,912)	8%
Non-cash loss (gain) from commodity derivatives	23,033	7,150	30,183	(7,151)	37,334	522
Adjusted gathering and processing segment margin	$133,044	$93,147	$226,191	$206,769	$19,422	9
Transportation segment margin(2)	—	—	—	11,714	(11,714)	100
Contract compression segment margin(3)	91,853	62,356	154,209	141,028	13,181	9
Contract treating segment margin	11,454	—	11,454	—	11,454	100
Corporate and others segment margin	13,047	8,045	21,092	6,275	14,817	236
Intersegment eliminations(3)	(14,079)	(9,126)	(23,205)	(4,604)	(18,601)	404
Adjusted total segment margin	$235,319	$154,422	$389,741	$361,182	$28,559	8%
 _______________________

(1)	For reconciliation of segment margin to the most directly comparable financial measure calculated and presented in accordance with GAAP, read “Item 6. Selected Financial Data.”

(2)
We contributed RIG into HPC in March 2009, and subsequently renamed Transportation segment to Joint Ventures segment in 2011. Since March 2009, we have not recorded segment margin in this segment because we recorded our ownership percentage of the net income in unconsolidated affiliates as income from unconsolidated affiliates in accordance with the equity method of accounting.

(3)
Contract Compression segment margin includes intersegment revenues of $23.2 million and $4.6 million for the years ended December 31, 2010 and 2009, respectively. These intersegment revenues were eliminated upon consolidation.

Net (Loss) Income Attributable to Regency Energy Partners LP. Net (loss) income attributable to Regency Energy Partners LP decreased to a loss of $11.5 million in the year ended December 31, 2010 from a gain of $140.4 million in the year ended December 31, 2009. The major components of this change were as follows:

•	$133.8 million decrease in gain on asset sales, net primarily due to the absence of gain associated with the contribution of RIG to HPC;

•
$23.1 million increase in general and administrative expenses primarily due to a $7.9 million increase in unit-based compensation primarily related to the vesting of outstanding LTIP grants upon the acquisition of our General Partner by ETE, a $5.8 million increase in service fees paid to Services Co. and a $3.5 million increase in incentive related labor costs;

•	$17.7 million increase in depreciation and amortization expense primarily related to the fair value adjustment of our long-lived assets upon the acquisition of our General Partner;

•	$17.5 million loss on debt refinancing, net primarily related to the redemption premium paid to redeem our senior notes due 2013; and offset by

•
$61.5 million increase in income from unconsolidated subsidiaries primarily from the completion of HPC’s expansion in early 2010, our increased general partner interest in HPC from 43% as of December 31, 2009 to 49.99% as of December 31, 2010 and the acquisition of a 49.9% interest in MEP in May 2010.

Adjusted Total Segment Margin. Adjusted total segment margin increased to $389.7 million in the year ended December 31, 2010 from $361.2 million in the year ended December 31, 2009. The major components of this change were as follows:

•
Adjusted Gathering and Processing segment margin increased to $226.2 million for the year ended December 31, 2010 from $206.8 million for the year ended December 31, 2009 primarily due to the increased volumes in south Texas associated with Eagle Ford shale development as well as higher realized commodity prices. Total Gathering and Processing segment throughput increased to 996,800 MMBtu/d during the year ended December 31, 2010 from 975,963 MMBtu/d during the year ended December 31, 2009. Total NGL gross production increased to 26,155 Bbls/d during the year ended December 31, 2010 from 21,104 Bbls/d during the year ended December 31, 2009;

•
After our contribution of RIG to HPC on March 17, 2009, we do not record segment margin for the Transportation segment because we record our ownership percentage of the net income in HPC as income from unconsolidated affiliates. As a result, we reported no Transportation segment margin for the year ended December 31, 2010;

•
Contract Compression segment margin increased to $154.2 million in the year ended December 31, 2010 from $141 million in 2009. The increase was primarily attributable to the increased revenue generating horsepower provided to third parties and additional contract compression services provided to the Gathering and Processing segment;

•	We acquired the Contract Treating segment on September 1, 2010; therefore, there was no segment margin for the year ended December 31, 2009. Revenue generating GPM as of December 31, 2010 was 3,431;

•
Corporate and Others segment margin increased to $21.1 million in the year ended December 31, 2010 from $6.3 million in the year ended December 31, 2009, which was primarily attributable to an increase in the reimbursement from HPC for general and administrative expenses; and

•
Intersegment eliminations increased to $23.2 million in the year ended December 31, 2010 from $4.6 million in the year ended December 31, 2009. The increase was due to increased intersegment transactions between the Gathering and Processing and the Contract Compression segments.

Operation and Maintenance. Operation and maintenance expense increased to $125.7 million in the year ended December 31, 2010 from $117.1 million in the year ended December 31, 2009. The increase is primarily due to the following:

•	$3.9 million increase in labor costs primarily from increased bonus accrual in 2010; and

•	$3.3 million increase in consumable products primarily utilized in our Contract Compression segment.

General and Administrative. General and administrative expense increased to $81 million in the year ended December 31, 2010 from $57.9 million in the year ended December 31, 2009. This increase is primarily due to the following:

•	$7.9 million increase in unit-based compensation primarily related to the vesting of outstanding LTIP grants upon the acquisition of our General Partner by ETE;

•	$5.8 million increase in related party general and administrative expenses for the services fees paid to Services Co.;

•	$3.5 million increase in labor costs primarily from increased incentive compensation accrual in 2010;

•	$1.9 million increase in transaction costs primarily related to the acquisition of the General Partner by ETE and our acquisitions of MEP and Zephyr;

•	$1.3 million increase in severance expenses primarily related to the integration of functions across a variety of operational and general and administrative departments with Services Co.; and

•	$0.8 million increase in ad valorem taxes in the Contract Compression segment.
Loss (Gain) on Asset Sales, net. Loss (gain) on asset sales, net decreased to a loss of $0.5 million in 2010 due to the absence in 2010 of $133.5 million in gain attributable to the contribution of RIG to HPC.
Depreciation and Amortization. Depreciation and amortization expense increased to $117.8 million in the year ended December 31, 2010 from $100.1 million in the year ended December 31, 2009. This increase was the result of $10.7 million of additional depreciation and amortization expense incurred related to the fair value adjustment of our long-lived assets upon the acquisition of our General Partner. In addition, $6.9 million of additional depreciation and amortization expense was the result of the completion of various organic growth projects since December 31, 2009. Had the change in control occurred on January 1, 2009, our depreciation and amortization expense on a pro forma basis for the years ended December 31, 2010 and 2009 would have been $125.4 million and $118.5 million, respectively.
Income from Unconsolidated Affiliates. Income from unconsolidated affiliates increased to $69.4 million for the year ended December 31, 2010 from $7.9 million for the year ended December 31, 2009. The schedule summarizes the components of income from unconsolidated affiliates and our ownership interest for the years ended December 31, 2010 and 2009, respectively:

	Year Ended December 31, 2010					Year Ended December 31, 2009
	HPC		MEP		Total	HPC		MEP	Total
Net income	$106,737		$42,540	(1)	149,277	$26,867		N/A	$26,867
Average ownership interest	48.3%	(2)	49.9%		N/M	29.35%	(3)	N/A	N/M
Share of unconsolidated affiliates’ net income	$51,556		$21,219		$72,775	$7,886		N/A	$7,886
Less: Amortization of excess fair value of unconsolidated affiliates	(3,410)		—		(3,410)	—		N/A	—
Income from unconsolidated affiliates	$48,146		$21,219		$69,365	$7,886		N/A	$7,886
_______________________

(1)	Represents the MEP net income from May 26, 2010 (date of acquisition) to December 31, 2010.

(2)	Ownership interest in HPC increased from 43% to 49.99% on April 30, 2010.

(3)	Ownership interest in HPC increased from 38% to 43% on September 2, 2009.
N/A:    MEP was purchased from ETE on May 26, 2010.
N/M:    Not Meaningful
HPC's net income increased to $106.7 million for the year ended December 31, 2010 from $26.9 million for the year ended December 31, 2009, primarily due to higher throughput related to HPC's expansion projects being placed in service in January 2010. Throughput increased to 1,277,881 MMBtu/d for the year ended December 31, 2010 from 738,654 MMBtu/d for the year ended December 31, 2009.

The following table presents operational data for each of our unconsolidated affiliates for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
HPC
Throughput (MMBtu/d)	1,227,881	738,654
MEP
Throughput (MMBtu/d)	1,408,778	N/A
_______________________
N/A:    MEP was purchased from ETE on May 26, 2010.
The following table presents capital contributions, distributions and return of investment related to our unconsolidated affiliates:

	Year Ended December 31,
	2010		2009
	HPC	MEP	HPC	MEP
Capital contributions	$20,210	$85,828	$54,159	N/A
Distributions	65,115	43,306	8,926	N/A
Return of investment	19,995	—	—	N/A
_______________________
N/A:    MEP was purchased from ETE on May 26, 2010.
Interest Expense, Net. Interest expense, net increased to $82.8 million in the year ended December 31, 2010 from $77.7 million in the year ended December 31, 2009. The increase was primarily attributable to a full year of interest expense in 2010 associated with our $250 million of 9.375% senior notes due 2016 issued May 2009 as compared to only 7 months in 2009. Also contributing to the increase was the issuance of $600 million of 6.875% senior notes due 2018 in October 2010.
Loss on Debt Refinancing, net. Loss on debt refinancing, net increased $17.5 million in 2010 compared to 2009 primarily due to the redemption premium paid to redeem our senior notes due 2013.
Other Income and Deductions, net. Other income and deductions, net decreased $3 million in 2010 compared to 2009 primarily due to the non-cash value change in the embedded derivatives related to the Series A Preferred Units issued in September 2009.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our sources of liquidity will include:

•	cash generated from operations;

•	borrowings under our revolving credit facility;

•	distributions received from unconsolidated affiliates;

•	debt offerings; and

•	issuance of additional partnership units.

We expect our 2012 capital expenditures, including capital contributions to our unconsolidated affiliates, to be as follows (in millions):

2012
Growth Capital Expenditures
Gathering and Processing segment**	$245
Contract Compression segment	70
Contract Treating segment	15
Joint Ventures segment: *
Lone Star**	350 - 400
Ranch JV	35
Corporate and Others segment	5
Total	$ 720 - 770

Maintenance Capital Expenditures; including our proportionate share related to our joint ventures	$28
_______________________
* Our capital expenditures in the Joint Ventures segment represent capital contributions to those joint ventures to fund their growth projects.
** In addition to the 2012 capital expenditures disclosed above, we expect to spend $150 million in our Gathering and Processing segment beyond 2012, which represents the continuing capital expenditures on our approved growth projects; and $100 million in our Joint Venture segment beyond 2012, which represents our portion of the capital contributions to Lone Star to fund its approved growth projects.
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
Our working capital deficit increased to $46.2 million at December 31, 2011 from a deficit of $35.1 million at December 31, 2010, an increase of $11.1 million. This increase was primarily due to an increase of $14.6 million in trade accounts payable net of trade accounts receivable, primarily due to the timing of payments and accruals for operating expenses and capital projects.
Cash Flows from Discontinued Operations. We combined the cash flows from discontinued operations with the cash flows from continuing operations. The cash flows from discontinued operations related to our operating, investing and financing activities were insignificant. We do not expect the absence of cash flows from these discontinued operations will have a significant impact on our future liquidity.
Cash Flows from Operating Activities. Net cash flows provided by operating activities increased to $253.8 million in the year ended December 31, 2011 from $169.2 million in the year ended December 31, 2010. The increase was primarily due to an increase in distributions from unconsolidated affiliates and an increase in segment margin. Net cash flows provided by operating activities increased to $169.2 million in the year ended December 31, 2010 from $144 million in the year ended December 31, 2009. The increase was primarily due to an increase in distributions from unconsolidated affiliates.

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
Cash Flows used in Investing Activities. Net cash flows used in investing activities increased to $955.3 million in the year ended December 31, 2011 from $444.9 million in the year ended December 31, 2010. The increase was primarily due to the acquisition of a 30% interest in Lone Star in May 2011 for $593.8 million, offset by an increase in return of investment from unconsolidated affiliates of $14.4 million.
Net cash flows used in investing activities increased to $444.9 million in the year ended December 31, 2010 from $156.2 million in the year ended December 31, 2009. The increase was primarily due to the acquisition of our Contract Treating assets and an increase in capital contributions to unconsolidated subsidiaries.
Growth Capital Expenditures. Growth capital expenditures are capital expenditures made to acquire additional assets to increase our business, to expand and upgrade existing systems and facilities or to construct or acquire similar systems or facilities. In the year ended December 31, 2011, we incurred $407 million of growth capital expenditures. Growth capital expenditures for the year ended December 31, 2011 consisted primarily of $250 million for organic growth projects in our Gathering and Processing segment, $94 million for the fabrication of new compressor packages for our Contract Compression segment, $53 million for growth projects for our Joint Ventures segment, $6 million for the fabrication of new treating plants for our Contract Treating segment, and $4 million in our Corporate and Others segment.
Maintenance Capital Expenditures. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets or to maintain the existing operating capacity of our assets and extend their useful lives. In the year ended December 31, 2011, we incurred $22 million of maintenance capital expenditures, including our proportionate share related to our joint ventures.
Cash Flows from Financing Activities. Net cash flows provided by financing activities increased to $693.1 million in the year ended December 31, 2011 from $275.2 million in the year ended December 31, 2010. The increase was primarily due to the following:

•	the absence in 2011 of $357.5 million related to the redemption of our 2013 Senior Notes;

•	a net increase in our revolving credit facility borrowings of $181.6 million; partially offset by

•	an increase in distributions to Partners of $69.8 million.
Net cash flows provided by financing activities increased to $275.2 million in the year ended December 31, 2010 from $21.4 million in the year ended December 31, 2009. The increase was primarily due to the following:

•	a net decrease in our revolving credit facility repayments of $214.4 million;

•	an increase in net proceeds from equity issuance of $179.2 million; and were partially offset by

•	the absence in 2010 of $76.6 million in proceeds related to the issuance of the Series A Preferred Units;

•	a net increase in partners distributions of $58.1 million; and

•	an increase in debt issuance cost of $15.9 million primarily related to the amendment of our revolving credit facility and the issuance of the senior notes due 2018.
Capital Resources
Description of Our Indebtedness. As of December 31, 2011, our aggregate outstanding indebtedness totaled $1.69 billion and consisted of $332 million borrowings under our revolving credit facility and $1.36 billion of outstanding senior notes as compared to our aggregate outstanding indebtedness as of December 31, 2010, which totaled $1.14 billion and consisted of $285 million in borrowings under our revolving credit facility and $856.1 million of outstanding senior notes.
Revolving Credit Facility. We, through RGS, have a $900 million revolving credit facility, including availability for letters of credit of $200 million, that matures on June 15, 2014. We also have the option to request an additional $250 million in revolving commitments with ten business days written notice provided that no event of default has occurred or would result due to such increase, and all other additional conditions for the increase of the commitments set forth in the revolving credit facility have been met. In December 2011, we amended the facility to allow for additional investments in Lone Star of up to $550 million, allow for additional investments in ELG of up to $250 million, and allow for the investment in Ranch JV of up to $50 million. We are allowed to make additional investments in HPC up to $250 million less our ownership portion of indebtedness residing at HPC.

In addition, the agreement allows for an additional investment in any joint venture of up to $250 million.
Borrowings under our revolving credit facility are secured by substantially all of our assets and are guaranteed by us and our subsidiaries. The revolving credit facility and the guarantees are senior to the Partnership's and the other guarantor's unsecured obligations.
The outstanding balance under our revolving credit facilities bears interest at LIBOR plus a margin or alternative base rate (equivalent to the U.S. prime lending rate) plus a margin, or a combination of both. The alternate base rate used to calculate interest on base rate loans will be calculated based on the greatest to occur of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.00%. The applicable margin ranges from 1.50% to 2.25% for base rate loans and 2.50% to 3.25% for Eurodollar loans.
We pay (i) a commitment fee ranging between 0.375% to 0.5% per annum for the unused portion of the revolving loan commitments; (ii) a participation fee for each revolving lender participating in letters of credit ranging between 2.5% to 3.25% per annum of the average daily amount of such lender's letter of credit exposure and; (iii) a fronting fee to the issuing bank of letters of credit equal to 0.125% per annum of the average daily amount of its letter of credit exposure.
The revolving credit facility contains financial covenants requiring RGS and its subsidiaries to maintain a debt to consolidated EBITDA (as defined in the credit agreement) ratio less than 5.25, a consolidated EBITDA to consolidated interest expense ratio greater than 2.75, and a secured debt to consolidated EBITDA ratio less than 3. At December 31, 2011 and 2010, RGS and its subsidiaries were in compliance with these covenants.
The revolving credit facility restricts the ability of RGS to pay dividends and distributions other than reimbursements of the Partnership for expenses and payment of dividends to the Partnership to the amount of available cash (as defined) so long as no default or event of default has occurred or is continuing. The revolving credit facility also contains various covenants that limit (subject to certain exceptions), among other things, the ability of RGS to:

•	incur indebtedness;

•	grant liens;

•	enter into sales and leaseback transaction;

•	make certain investments, loans and advances;

•	dissolve or enter into a merger or consolidation;

•	enter into asset sales or make acquisitions;

•	enter into transactions with affiliates;

•	prepay other indebtedness or amend organizational documents or transaction documents (as defined in the revolving credit facility);

•	issue capital stock or create subsidiaries; or

•	engage in any business other than those businesses in which it was engaged that the time of the effectiveness of the revolving credit facility or reasonable extensions thereof.
Senior Notes due 2016. In May 2009, we and Finance Corp. issued $250 million of senior notes that mature on June 1, 2016 (“2016 Notes”). The 2016 Notes bear interest at 9.375% with interest payable semi-annually in arrears on June 1 and December 1. We received net proceeds of $236.2 million upon issuance. The net proceeds were used to partially repay loans under our revolving credit facility.
At any time before June 1, 2012, up to 35% of 2016 Notes can be redeemed at a price of 109.375% plus accrued interest. Beginning June 1, 2013, we may redeem all or part of these notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

June 1 of year ending:	Percentage of Redemption
2013	104.688%
2014	102.344%
2015 and thereafter	100.000%
At any time prior to June 1, 2013, we may also redeem all or part of the notes at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at June 1, 2013 plus (ii) all required interest payments due on the note through June 1, 2013, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
Upon a change of control (as defined), each noteholder will be entitled to require us to purchase all or a portion of its notes at a purchase price of 101% plus accrued interest and liquidated damages, if any. Our ability to purchase the notes upon a change of control will be limited by the terms of our debt agreements, including our revolving credit facility.
The 2016 Notes contain various covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur additional indebtedness;

•	pay distributions on, or repurchase or redeem equity interests;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates; and

•	sell assets, consolidate or merge with or into other companies.
If the 2016 Notes achieve investment grade ratings by both Moody's and S&P and no default or event of default has occurred and is continuing, we will no longer be subject to many of the foregoing covenants. At December 31, 2011, we were in compliance with these covenants.
Senior Notes due 2018. In October 2010, we and Finance Corp. issued $600 million of senior notes that mature on December 1, 2018 (“2018 Notes”). The 2018 Notes bear interest at 6.875% paid semi-annually in arrears on June 1 and December 1, commencing June 1, 2011. We capitalized $12.2 million in debt issuance costs that will be amortized to interest expense, net over the term of the 2018 Notes. The proceeds were used to redeem the senior notes due 2013 and to partially repay outstanding borrowings under the revolving credit facility.
At any time before December 1, 2013, up to 35% of the 2018 Notes can be redeemed at a price of 106.875% of the principal amount plus accrued interest. Beginning December 1, 2014, we may redeem all or part of these notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

December 1 of year ending:	Percentage of Redemption
2014	103.438%
2015	101.719%
2016 and thereafter	100.000%
At any time prior to December 1, 2014, we may also redeem all or part of the notes at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at December 1, 2014 plus (ii) all required interest payments due on the note through December 1, 2014, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
Upon a change of control (as defined) followed by a rating decline within 90 days, each holder of the 2018 Notes will be entitled to require us to purchase all or a portion of its notes at a purchase price of 101% of the principal amount plus accrued interest and liquidated damages, if any. Our ability to purchase the notes upon a change of control will be limited by the terms of our debt agreements, including our revolving credit facility.
The 2018 Notes contain various covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur additional indebtedness;

•	pay distributions on, or repurchase or redeem equity interests;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates; and

•	sell assets, consolidate or merge with or into other companies.
If the 2018 Notes achieve investment grade ratings by both Moody's and S&P and no default or event of default has occurred and is continuing, we will no longer be subject to many of the foregoing covenants. At December 31, 2011, we were in compliance with these covenants.
Senior Notes due 2021. In May 2011, we and Finance Corp. issued $500 million of senior notes that mature on July 15, 2021 (“2021 Notes”). The 2021 Notes bear interest at 6.5% paid semi-annually in arrears on January 15 and July 15, commencing on January 15, 2012. The proceeds were used to pay down the balance on our revolving credit facility.
At any time prior to July 15, 2014, we may redeem up to 35% of the 2021 Notes at a price equal to 106.5% of the principal amount plus accrued interest. Beginning on July 15 of the years indicated below, we may redeem all or part of the 2021 Notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

July 15 of year ending:	Percentage of Redemption
2016	103.250%
2017	102.167%
2018	101.083%
2019 and thereafter	100.000%
At any time prior to July 15, 2016, we may also redeem all or part of the notes at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at July 15, 2016 plus (ii) all required interest payments due on the note through July 15, 2016, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
Upon a change of control, as defined in the indenture, followed by a rating decline within 90 days, each holder of the 2021 Notes will be entitled to require us to purchase all or a portion of its notes at a purchase price of 101% of the principal amount plus accrued interest and liquidated damages, if any. Our ability to purchase the notes upon a change of control will be limited by the terms of our debt agreements, including our revolving credit facility.
The 2021 Notes contain various covenants that limit, among other things, our ability, and the ability of certain of its subsidiaries, to:

•	incur additional indebtedness;

•	pay distributions on, or repurchase or redeem equity interests;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates; and

•	sell assets, consolidate or merge with or into other companies.
If the 2021 Notes achieve investment grade ratings by both Moody's and S&P and no default or event of default has occurred and is continuing, we will no longer be subject to many of the foregoing covenants. At December 31, 2011, we were in compliance with these covenants.
All of the 2021 Notes, 2018 Notes, and 2016 Notes are jointly and severally guaranteed by all of our consolidated subsidiaries, other than Finance Corp. and a minor subsidiary. The senior notes and the guarantees are unsecured and rank equally with all of our and the guarantors' existing and future unsecured obligations. The senior notes and the guarantees will be senior in right of payment to any of our and the guarantors' future obligations that are, by their terms, expressly subordinated in right of payment to the notes and the guarantees. The senior notes and the guarantees will be effectively subordinated to our and the guarantors' secured obligations, including our revolving credit facility, to the extent of the value of the assets securing such obligations.
Letters of Credit. At December 31, 2011, we had outstanding letters of credit totaling $19 million under our revolving credit facility. The total fees for letters of credit accrue at a current annual rate of 2.875%, which is applied to the daily amount of letters of credit exposure.

Equity Offerings. In October 2011, we sold 11,500,000 common units in an underwritten public offering, and received $232.3 million in proceeds. In May 2011, we issued 8,500,001 common units representing limited partnership interests resulting in net proceeds of $203.9 million, to partially fund our capital contribution to Lone Star. These units were issued in a private placement conducted in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended, under section 4(2) thereof. These units were subsequently registered with the SEC.
In August 2010, we sold 17,537,500 common units in an underwritten public offering, and received $408.1 million in proceeds, inclusive of the General Partner's proportionate capital. In May 2010, we issued 26,266,791 common units, valued at $584.4 million, to ETE, to purchase a 49.9% interest in MEP. These units were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof. Subsequently, ETE also contributed $12.3 million as the General Partner's proportionate capital contribution.
Contractual Obligations. The following table summarizes our total contractual cash obligations as of December 31, 2011:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (including interest)(1)	$2,438,974	$113,217	$548,101	$432,656	$1,345,000
Operating leases	10,297	2,684	2,956	2,028	2,629
Purchase obligations(2)	47,446	47,446	—	—	—
Distributions and redemption of Series A Preferred Units(3)	241,836	7,781	15,563	15,563	202,929
Related party cash obligations(4)	44,167	10,000	20,000	14,167	—
Capital contribution commitments to unconsolidated affiliate(5)	36,225	35,311	914	—	—
Total(6)	$2,818,945	$216,439	$587,534	$464,414	$1,550,558
  _______________________

(1)
Assumes a constant LIBOR interest rate of 1.128% plus applicable margin (2.50% as of December 31, 2011) for our revolving credit facility. The principal of our outstanding senior notes ($1.35 billion) bears a weighted average fixed rate of 7.2%.

(2)
Excludes physical and financial purchases of natural gas, NGLs, and other commodities due to the nature of both the price and volume components of such purchases, which vary on a daily and monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

(3)	Assumes that the Series A Preferred Units are redeemed for cash on September 2, 2029, and an annual distribution of $7.8 million.

(4)	Includes the $10 million annual service fee paid to ETE under the services agreement between us and ETE, which expires in June 2016.

(5)	Includes committed capital contributions to Ranch JV.

(6)
Excludes deferred tax liabilities of $5.8 million as the amount payable by period cannot be readily estimated in light of net operating loss carryforwards and future business plans for the entity that generated the deferred tax liability.

OTHER MATTERS
Legal. We are involved in various claims, lawsuits and audits by taxing authorities incidental to our business. These claims and lawsuits in the aggregate are not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
Environmental Matters. For information regarding environmental matters, please read “Item 1. Business-Regulation-Environmental Matters.”
IRS Audits. The IRS commenced audits of our 2007 and 2008 federal income tax returns on January 27, 2010. The IRS has now completed its audit of these returns and proposed certain adjustments.  We have filed a protest with the IRS to initiate the appeals process and appeal certain of these adjustments.  Until this matter is fully resolved, we do not know whether any amounts ultimately recorded would be material, or how such adjustments would affect unitholders.  The IRS is also conducting an audit of the 2007 through 2009 tax returns of one of our wholly-owned subsidiaries and has proposed certain adjustments which we expect to appeal.

The statute of limitations for each of these audits has been extended to December 31, 2012. We, through our tax matters partner and our tax advisers, will cooperate with the IRS examiners auditing these returns. Unitholders should consult their tax advisers if they have any questions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management's best available knowledge of current and expected future events, actual results could be different from those estimates.
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
Purchase Method of Accounting. We make various assumptions in developing models for determining the fair values of assets and liabilities associated with business acquisitions. These fair value models, developed with the assistance of outside consultants, apply discounted cash flow approaches to expected future operating results, considering expected growth rates, development opportunities, and future pricing assumptions, to arrive at an economic value for the business acquired. We then determine the fair value of the tangible assets based on estimates of replacement costs less obsolescence. Identifiable intangible assets acquired consist primarily of customer relations and trade names. We value customer relations as the fair value of avoided customer churn costs compared to industry norms. We value trade names using the avoided royalty payment approach. We determine the value of liabilities assumed based on their expected future cash outflows. We record goodwill as the excess of the purchase price of each business unit over the sum of amounts allocated to the tangible assets and separately recognized intangible assets acquired, less liabilities assumed by the business unit.
Goodwill. We review the carrying value of goodwill on an annual basis or on an as needed basis, for indicators of impairment at each reporting unit that has recorded goodwill. We determine our reporting units based on identifiable cash flows of a reporting unit and how reporting unit managers evaluate the results of operations of the entity. Impairment is indicated whenever the carrying value of a reporting unit exceeds the estimated fair value of a reporting unit. We adopted ASU 2011-08 in 2011, and applied it to certain of our reporting units, which allows us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. For purposes of evaluating impairment of goodwill, we estimate the fair value of a reporting unit based upon future net discounted cash flows. In calculating these estimates, historical operating results and anticipated future economic factors, such as estimated volumes and demand for services, commodity prices, and operating costs are considered as a component of the calculation of future discounted cash flows. Further, the discount rate requires estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual volumes, prices, costs or discount rates vary from these estimates.
Equity Method Investments. The equity method of accounting is used to account for our interest in investments of greater than 20% voting stock or where we exert significant influence over an investee and lack control over the investee.
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
We generally compute depreciation using the straight-line method over the estimated useful life of the assets. Certain assets such as land, NGL line pack and natural gas line pack are non-depreciable. The computation of depreciation expense requires judgments regarding the estimated useful lives and salvage value of assets. As circumstances warrant, we review depreciation estimates to determine if any changes are needed. Such changes could involve an increase or decrease in estimated useful lives or salvage values, which would impact future depreciation expense.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate.
Equity Based Compensation. Restricted units are valued at the grant date closing price of the Partnership's common units. Phantom units are issued as either service condition awards (also defined as “time-based awards” in the LTIP plan) or market condition awards (also defined as “performance-based awards” in the LTIP plan). For service condition awards, the grant date fair value equals the grant date closing price of the Partnership's common units. For the market condition awards, we performed a Monte Carlo simulation that incorporated variables such as unit price volatility, merger and acquisition activity within the peer group, changes in credit ratings of the peer group members, and employee turnover. The grant date closing price of the Partnership's common units are also a factor in determining the grant-date fair value of the market condition awards.
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
Derivatives. Our financial assets and liabilities measured at fair value on a recurring basis are derivatives related to interest rate and commodity derivative contracts and embedded derivatives in the Series A Preferred Units. Derivatives related to interest rate , commodity swaps and ethane put options are valued using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as future interest rates and commodity prices. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk and are classified as Level 2 in the hierarchy. Derivatives related to the Series A Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, distribution yield and expected volatility, and are classified as Level 3 in the hierarchy.
RECENT ACCOUNTING PRONOUNCEMENTS
See discussion of new accounting pronouncements in Note 2 in the Notes to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Risk and Accounting Policies. We are exposed to market risks associated with commodity prices, counterparty credit, and interest rates. Our management and the board of directors of our General Partner have established comprehensive risk management policies and procedures to monitor and manage these market risks. Our General Partner is responsible for delegation of transaction authority levels, and the Audit and Risk Committee of our General Partner is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. The Audit and Risk Committee receives regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities.
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

We have swap contracts that settle against NGLs (ethane, propane, butane, and natural gasoline), condensate and natural gas market prices. We also have put options settled against ethane. We will exercise these options only when the market prices for ethane are below the strike prices.
The following table sets forth certain information regarding our hedges outstanding at December 31, 2011. The relevant index price that we pay for NGLs is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas, as reported by the Oil Price Information Service (OPIS). The relevant index price for natural gas is NYMEX on the pricing dates as defined by the swap contracts. The relevant index for WTI is the monthly average of the daily price of WTI as reported by the NYMEX.

Period	Underlying	Notional Volume/ Amount		We Pay	We Receive Weighted Average Price		Fair Value Asset/(Liability)	Effect of Hypothetical Change in Index*
							(in thousands)
January 2012-September 2012	Ethane	279	(MBbls)	Index	0.47	($/gallon)	$(3,350)	$880
July 2012-December 2012	Ethane- Put Options	110	(MBbls)	Index	0.66	($/gallon)	309	113
January 2012-March 2013	Propane	281	(MBbls)	Index	1.13	($/gallon)	(2,488)	1,588
January 2012-March 2013	Normal Butane	166	(MBbls)	Index	1.53	($/gallon)	(1,918)	1,264
January 2012-March 2013	Natural Gasoline	88	(MBbls)	Index	2.01	($/gallon)	(711)	812
January 2012-March 2014	West Texas Intermediate Crude	350	(MBbls)	Index	94.85	($/Bbl)	(1,029)	3,429
January 2012-December 2012	Natural Gas	2,198,000	(MMBtu)	Index	5.05	($/MMBtu)	3,907	717
January 2012-April 2012	Interest Rate	$250,000,000		1.325%	Three-month LIBOR		(470)	625
					Total Fair Value		$(5,750)
 _______________________

*
Price risk sensitivities were calculated assuming a theoretical 10% change in prices regardless of term or historical relationships between the contractual price of the instrument and the underlying commodity price. Interest rate sensitivity assumes a 100 basis point increase or decrease in the LIBOR yield curve. The price sensitivity results are presented in absolute terms.

Credit Risk. Our business operations expose us to credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss can be very large relative to our overall profitability. We attempt to ensure that we issue credit only to creditworthy counterparties and that in appropriate circumstances any such extension of credit is backed by adequate collateral such as a letter of credit or a parent company guarantee.
Interest Rate Risk. We are exposed to variable interest rate risk as a result of borrowings under our revolving credit facility. As of December 31, 2011, we had $332 million of outstanding borrowings, of which $82 million were exposed to variable interest rate risk.
Item 8. Financial Statements and Supplementary Data
The financial statements set forth starting on page F-1 of this report are incorporated by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such are defined in Rule 13a-15(e) of the Exchange Act). Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in achieving that level of reasonable assurance as of December 31, 2011.

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
Management of our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of those controls.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.
(b) Audit Report of the Registered Public Accounting Firm. Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued an audit report on the Partnership’s internal control over financial reporting, which report is included herein on page F-3.
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
Investor Rights Agreement. In connection with the sale of our General Partner in May 2010, we and the owner of our General Partner entered into an Investor Rights Agreement with an affiliate of GE EFS, the former owner of our General Partner, that provides that GE or its affiliates may elect to designate two investor directors or two non-voting investor observers for as long as an affiliate of GE owns at least 15% of our common units that it held as of May 26, 2010. In addition, if the number of common units held by an affiliate of GE falls below 15%, but continues to exceed 10%, of the number held as of May 26, 2010, then an affiliate of GE has the right to designate one investor director or investor observer. During 2011, Mr. James F. Burgoyne and Mr. Paul J. Halas served as designated observers for GE's affiliate.
Corporate Governance. Our General Partner does not have a formal diversity policy or set of guidelines for selecting and appointing directors who comprise the Board of Directors. The Board of Directors has established a Nominating Committee to assist the Board and the member of our General Partner in identifying and recommending to the Board of Directors individuals qualified to become Board members. The full Board of Directors elects the directors. In considering whether to recommend any candidate for consideration by the full Board, the Nominating Committee will apply the criteria set forth in the Corporate Governance Guidelines to assess candidates. The Corporate Governance Guidelines include the following as part of that assessment: an individual's background, ability, judgment, diversity, age, skill, experience in the context of the needs of the Board and whether the individual would qualify as an independent director under the independence rules of NYSE. The Nominating Committee seeks candidates with a broad diversity of experience, professions, skills and backgrounds. The Nominating Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective candidates. Directors are expected to exemplify the highest standards of personal and professional integrity and to constructively challenge management through their active participation and questioning. In particular, the Nominating Committee seeks directors with established strong professional reputations and expertise in areas relevant to the strategy and operation of the Partnership's business. Our General Partner believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its duties and responsibilities.
Our Board of Directors currently consists of five members, three of whom qualify as independent under NYSE standards for audit committee members and one person who is a member of our executive management. Mr. John D. Harkey, Jr., Mr. Rodney L. Gray and Mr. James W. Bryant are independent.
The Board of Directors has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibilities to provide effective governance over our affairs for the benefit of our unitholders. In addition, we have adopted a Code of Business Conduct, which sets forth legal and ethical standards of conduct for all of our officers, directors and employees. Specific provisions are applicable to the principal executive officer, principal financial officer, principal accounting officer and controller, or those persons performing similar functions, of our General Partner. The Corporate Governance Guidelines, the Code of Business Conduct, Code of Conduct for Senior Financial Officers, and the charters of our audit and risk, compensation and nominating committees are available on our website at www.regencygasservices.com. You may also contact our investor relations department at (214) 840-5477 for printed copies of these documents free of charge. Amendments to, or waivers from, the Code of Business Conduct will also be available on our website and reported as may be required under SEC rules; however, any technical, administrative or other non-substantive amendments to the Code of Business Conduct may not be posted. Note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.
Audit and Risk Committee. The Board of Directors has established an Audit and Risk Committee in accordance with Exchange Act rules. The Board of Directors appointed three directors, Rodney L. Gray, John D. Harkey, Jr. and James W. Bryant, who are independent under the NYSE's standards for audit committee members, to serve on its Audit and Risk Committee. In addition, the Board of Directors determined that at least one member, Rodney L. Gray, the chairman of the Audit and Risk Committee, has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K.
Mr. Harkey currently serves as the Chair of the Audit and Risk Committee.  Mr. Harkey currently serves as a member or chairman of the audit committee of three other publicly traded companies, in addition to his service as a member of the Audit and Risk Committee.  As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors has determined that such simultaneous service does not impair Mr. Harkey's ability to effectively serve on our Audit and Risk Committee.
The Audit and Risk Committee meets on a regularly-scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit and Risk Committee has the authority and responsibility to review our external financial reporting, to review our procedures for internal auditing and the adequacy of our internal accounting controls, to consider the qualifications and independence of our independent accountants, to engage and resolve disputes with our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work that may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit and Risk Committee deems advisable. The Audit and Risk Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by SAS 114 (Communications with Audit and Risk Committees), and makes recommendations to the Board of Directors for inclusion in our audited financial statements on this Form 10-K.
The Audit and Risk Committee is authorized to recommend to the Board of Directors any changes or modifications to its charter that the Audit and Risk Committee believes may be required.
The Board’s Role in Risk Oversight. The Board of Directors performs oversight functions to protect our unitholders' and other stakeholders' interest in the long-term health and the overall success of the Partnership and its financial strength. The full Board of Directors is actively involved in overseeing risk management for the Partnership. It does so in part through discussion and review of our business, financial and corporate governance practices and procedures.
The Board's Audit and Risk Committee identifies and reviews the risks confronted by the Partnership with respect to its operations and financial condition, establishes limits of risk tolerance with respect to the Partnership's hedging activities and exposure to customers' credit risk and ensures adequate property and liability insurance coverage.
In addition, each of our other Board committees considers the risks within its areas of responsibilities. For example, the Audit and Risk Committee reviews risks related to financial reporting. The Audit and Risk Committee discusses policies with respect to risk assessment and risk management, reviews contingent liabilities and risks that may be material to the Partnership and assesses major legislative and regulatory developments that could materially impact the Partnership's contingent liabilities and risks. The Audit and Risk Committee is required to discuss any material violations of our policies brought to its attention on an ad hoc basis. Additionally, the outcome of the audit risk assessment is presented to the Audit and Risk Committee annually; this assessment identifies internal control risks and drives the internal audit plan for the coming year. Material violations of our Code of Business

Conduct and related corporate policies are reported to the Audit and Risk Committee and, as required, are reported to the full Board. The Compensation Committee reviews our overall compensation program and its effectiveness at both linking executive pay to performance and aligning the interests of our executives and our unitholders.
Meetings of Non-Management Directors and Communication with Directors. Our non-management directors are required by NYSE rules to meet regularly in executive session. In practice, they meet in executive session at most meetings of the Board. The presiding director at these executive sessions is rotated among the independent directors, John D. Harkey, Jr., Rodney L. Gray and James W. Bryant.
Unitholders and interested parties may communicate with the independent directors directly and anonymously by writing to the Chairman of the Audit and Risk Committee, Regency GP LLC, 2001 Bryan Street, Suite 3700, Dallas, Texas 75201.
Directors and Executive Officers of the General Partner. The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 22, 2012. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Regency GP LLC
Michael J. Bradley	57	Director, President and Chief Executive Officer
Thomas E. Long	55	Executive Vice President and Chief Financial Officer
Paul M. Jolas(1)	47	Executive Vice President, Chief Legal Officer and Secretary
Jim Holotik	58	Executive Vice President, Chief Commercial Officer
A. Troy Sturrock	41	Vice President, Controller and Principal Accounting Officer
John D. Harkey, Jr.	51	Chairman of the Board of Directors
John W. McReynolds	61	Director
Rodney L. Gray	60	Director
James W. Bryant	78	Director
_______________________

(1)	In January 2012, the Partnership and Mr. Jolas entered into a Separation Agreement and Full Release of Claims pursuant to which Mr. Jolas will resign, effective May 16, 2012, from his position.
Michael J. Bradley was elected to the Board of Directors of Regency GP LLC in January 2008. In November 2010, he was also elected president and CEO of Regency. Prior to joining Regency, he served as President, Chief Executive Officer and a director of Matrix Service Company since November 2006. Prior to joining Matrix Service Company, Mr. Bradley served as President and CEO of DCP Midstream Partners and was a member of the board of its general partner. Mr. Bradley was named Group Vice President of Gathering and Processing for Duke Energy Field Services (DEFS) in 2004 and served as Executive Vice President (DEFS) from 2002 to 2004. From 1994 to 2002, he served as Senior Vice President (DEFS) and was responsible for business development and commercial activities. Mr. Bradley graduated from the University of Kansas with a bachelor's degree in civil engineering. He also completed the Duke University Executive Management Program. Mr. Bradley is a member of the American Society of Civil Engineers. He also serves on the advisory board for the University of Kansas, School of Engineering.
Thomas E. Long was elected executive vice president and chief financial officer of Regency GP LLC in November 2010. From May 2008 to November 2010, Mr. Long served as vice president and chief financial officer of Matrix Service Company. Prior to joining Matrix, he served as vice president and chief financial officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, CO. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation's largest electric power companies. During his tenure at Duke Energy, Mr. Long served as vice president and chief financial officer of its publicly owned power company in Ecuador; vice president and treasurer of Duke Energy Field Services, Denver; and executive vice president of National Methanol Company, a Duke Energy Corp. chemical joint-venture in Saudi Arabia. Starting in 1991, Mr. Long held financial management positions at PanEnergy Corp., Houston. He began his career in 1979 at Texas Eastern Corp., Houston. As a Certified Public Accountant, Mr. Long has a Bachelor of Arts in Accounting from Lamar University, Beaumont, TX.
Paul M. Jolas was elected executive vice president, chief legal officer and secretary of Regency GP LLC on September 8, 2009. Mr. Jolas has more than 20 years of legal experience, including extensive experience with corporate, securities, governance, finance and transitional matters. Prior to joining Regency, he served in various legal roles at Dallas-based Trinity Industries, Inc. (NYSE: TRN) from June 2006 through September 2009, most recently as vice president, deputy general counsel and corporate secretary. Previous to his work at Trinity, he served as senior regional counsel for the Texas division of KB Home from 2004 to 2006; from 1996 to 2003, he served as general counsel, executive vice president and corporate secretary for Radiologix, Inc.; and from 1989 to 1996, as a member of the corporate securities group for Haynes and Boone, LLP. Mr. Jolas received a Bachelor of Arts degree in Economics from Northwestern University and a Juris Doctor degree from Duke University School of Law. On January 27, 2012, Mr. Jolas entered into a separation agreement with RGP GP LLC, pursuant to which, Mr. Jolas will resign, effective May 16, 2012, from his position as the Executive Vice President, Chief Legal Officer and Secretary.
Jim Holotik was elected executive vice president and chief commercial officer of Regency GP LLC in October 2010. From 2004 to October 2010, Mr. Holotik served in various positions at ETP, most recently serving as president of Transwestern Pipeline Company, LLC and leading the mergers and acquisition efforts for Energy Transfer. Mr. Holotik began his career in 1976 in exploration and moved to the natural gas industry in 1986 when he joined Endevco Oil and Gas. He later held positions as executive vice president of Cornerstone Natural Gas and was director of the East and West regions for El Paso Field Services. He joined Energy Transfer in 2004 as commercial vice president of project development, and later became president of Transwestern following its acquisition by Energy Transfer. Mr. Holotik has a bachelor's degree in business administration from Stephen F. Austin University.
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
John D. Harkey, Jr. was elected Chairman of the Board of Directors of Regency GP LLC in May 2010. Mr. Harkey has served as Chief Executive Officer and Chairman of Consolidated Restaurant Companies, Inc., since 1998. Mr. Harkey currently serves on the Board of Directors of Leap Wireless International, Inc., Loral Space & Communications, Inc., Emisphere Technologies, Inc., and the Board of Directors for the Baylor Health Care System Foundation. He currently serves on the Audit Committees of Loral and Emisphere. He also serves on the President’s Development Council of Howard Payne University and on the Executive Board of Circle Ten Council of the Boy Scouts of America. In May 2006, Mr. Harkey was elected as a director of ETE's General Partner and member of their Audit Committee. He currently serves as the Chairman of the Audit Committee of ETE's General Partner. Among the reasons for Mr. Harkey's appointment as a director are his background in corporate finance as well as his experience as a director on the boards and audit committees of several other public companies.
John W. McReynolds was elected to the Board of Directors of Regency GP LLC in May 2010. Mr. McReynolds is a Director and the President and Chief Financial Officer of Energy Transfer Equity. Mr. McReynolds has served as the President of ETE since March 2005 and as a Director and the Chief Financial Officer of ETE since August 2005. He has previously served as a director of Energy Transfer Partners from August 2001 through May 2010. Prior to becoming President of ETE, Mr. McReynolds was a partner with the international law firm of Hunton & Williams LLP for over 20 years. As a lawyer, he specialized in energy related finance, securities, partnerships, mergers and acquisitions, syndication and litigation matters, and served as an expert in numerous arbitration, litigation, and governmental proceedings, including as an expert in special projects for Boards of Directors of public companies. Mr. McReynolds has served as a Director of ETE's General Partner since August 2004. Among the reasons for Mr. McReynolds' appointment as a director are his legal background and his extensive experience in energy-related corporate finance. Mr. McReynolds has relationships with executives and senior management at several companies in the energy sector, as well as with investment bankers who cover the industry.
Rodney L. Gray was elected to the Board of Directors of Regency GP LLC on February 22, 2008. From June 2009 to June 2010, Mr. Gray served as Chief Financial Officer and Executive Vice President of Cobalt International Energy, Inc. From 2003 to April 2009, Mr. Gray served as chief financial officer of Colonial Pipeline, an interstate carrier of petroleum products. Mr. Gray currently serves on the Board of Directors of Rose Rock Midstream GP, LLC, the general partner of Rose Rock Midstream, L.P. Mr. Gray received a Bachelor of Science degree in Accounting from the University of Wyoming and a Bachelor of Science degree in Mathematics and Economics from Rock Mountain College in Billings, Montana. Among the reasons for Mr. Gray's appointment as a director are his more than 30 years of experience in the energy industry, his past experiences as an executive with financial leadership responsibility at energy companies, and his current position as a member of the board of directors of another master limited partnership.
James W. Bryant was elected to the Board of Directors of Regency GP LLC in July 2010. Mr. Bryant is a chemical engineer and has more than 40 years of experience in all phases of the natural gas business, specifically in the engineering and management of midstream facilities. Mr. Bryant currently serves as a partner and member of the Board of Directors for Cardinal Midstream, LLC. Prior to that, he was a co-founder of Cardinal Gas Solutions LP, a contract gas treating company that was later sold to Crosstex Energy Services, L.P. In 2003, Mr. Bryant co-founded Regency Gas Services, LLC, the predecessor to Regency, and served as president of Regency Gas Services, LLC, until December 2004, when it was sold to Hicks, Muse, Tate & Furst Inc. He has been instrumental in the formation, development and growth of numerous other companies in the midstream sector, including those specializing in natural gas treating. Mr. Bryant has previously served on the Board of Directors for Gulf Energy & Development,

Endevco, Inc., Oachita Energy Company, and Regency Gas Services, LLC. Mr. Bryant received a bachelor's degree in chemical engineering from Louisiana Tech University. Among the reasons for Mr. Bryant's appointment as a director are his more than 40 years of experience in the midstream natural gas business as well as his experience as a director on the boards of several other public companies.
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
Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 10% of a security registered under Section 12 of the Exchange Act to file initial reports of ownership and reports of changes of ownership of such security with the SEC. Copies of such reports are required to be furnished to the issuer. The common units of the Partnership were first registered under Section 12 of the Exchange Act on January 30, 2006. Based solely on a review of reports furnished to our General Partner, or written representations from reporting persons that all reportable transactions were reported, we believe that, during the fiscal year ended December 31, 2011, our General Partner's executive officers, directors and greater than 10% common unitholders filed all reports they were required to file under Section 16(a).
Item 11. Executive Compensation
Compensation Discussion and Analysis
Named Executive Officers
We do not have officers or directors. Instead, as a limited partnership, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers, and their compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers” are the following officers of our General Partner:

•	Michael J. Bradley, President and Chief Executive Officer;

•	Thomas E. Long, Executive Vice President and Chief Financial Officer;

•	A. Troy Sturrock, Vice President, Controller and Principal Accounting Officer;

•	Paul M. Jolas(1), Executive Vice President, Chief Legal Officer and Secretary; and

•	Jim Holotik, Executive Vice President and Chief Commercial Officer.
_______________________

(1)	In January 2012, the Partnership and Mr. Jolas entered into a Separation Agreement and Full Release of Claims pursuant to which Mr. Jolas will resign, effective May 16, 2012, from his position.
Our General Partner's Philosophy for Compensation of Executives
In general, our General Partner's philosophy for executive compensation is based on the premise that a significant portion of each executive's compensation should be incentive-based and that executives' base salary levels should be competitive in the marketplace for executive talent and abilities. Our General Partner also believes the incentives should be competitive in the marketplace and balanced between short and long-term performance. Our General Partner believes this balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership's financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our named executive officers to the success of the Partnership and (ii) the annual grant of phantom units under our equity incentive plans, which are intended to provide a longer term incentive to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders. Since ETE's acquisition of our General Partner, our equity awards have primarily been in the form of phantom units that vest over a specified time period, with substantially all of these awards vesting over a five-year period at 20% per year based on continued employment through each specified vesting date. We refer to these awards as “phantom units,” consistent with the use of such term in our long-term incentive plans. Our General Partner believes that these equity-based incentive arrangements are important in attracting and retaining our executive officers and key employees as well as motivating these individuals to achieve our business objectives. The equity-based compensation also reflects the importance we place on aligning the interests of our named executive officers with those of our unitholders.
While we are responsible for the direct payment of the compensation of our named executive officers as employees of the Partnership, the Partnership does not participate or have any input in any decisions as to the compensation policies of our General Partner or the compensation levels of the executive officers of our General Partner. The compensation committee of the board of directors of our General Partner (the “Compensation Committee”) is responsible for the approval of the compensation policies and the compensation levels of these executive officers. We directly pay these executive officers in lieu of receiving an allocation of overhead related to executive compensation from our General Partner. For the year ended December 31, 2011, we paid 100% of the compensation of the executive officers of our General Partner as we represent the only business currently managed by our General Partner.
Our General Partner is ultimately controlled by the general partner of ETE. We pay quarterly distributions to our General Partner in accordance with our partnership agreement with respect to its ownership of a general partner interest and the incentive distribution rights specified in our partnership agreement. The amount of each quarterly distribution that we must pay to our General Partner is based solely on the provisions of our partnership agreement. Accordingly, the cash distributions we make to our General Partner bear no relationship to the level or components of compensation of our General Partner's executive officers. Our General Partner's incentive distribution rights are described in detail in “Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.” Our named executive officers also own directly and indirectly certain of our limited partner interests and, accordingly, receive quarterly distributions. Such per unit distributions equal the per unit distributions made to all our limited partners and bear no relationship to the level of compensation of the named executive officers.
For a more detailed description of the compensation of our named executive officers, please see “—Compensation Tables” below.
Compensation Committee
We are a limited partnership and our units are listed on the NYSE. Although the rules of the NYSE do not require publicly traded limited partnerships to have a compensation committee, the board of directors of our General Partner has established a Compensation Committee that is composed of two directors of our General Partner (Messrs. Harkey and Gray) who our General Partner has determined to be “independent” (as that term is defined in the applicable NYSE corporate governance standards) and one director (Mr. McReynolds) who is not “independent” under the NYSE standards.
The Compensation Committee is directly responsible for establishing annual and long-term performance goals and objectives for our elected officers. The responsibilities of the Compensation Committee are:

•	to set the compensation of the Chief Executive Officer and the other elected officers based upon the evaluation of the performance of the Chief Executive Officer and other elected officers;

•	to evaluate the performance of the Chief Executive Officer and other elected officers in light of the approved performance goals and objectives;

•
to make awards under existing cash-based and equity-based compensation plans and to make recommendations to the Board with respect to new cash-based incentive compensation plans and equity-based compensation plans; and

•	to prepare an annual performance self-evaluation of the Compensation Committee.
In addition, the Compensation Committee:

•	administers the Partnership's incentive plans;

•	determines and certifies the shares awarded under corporate performance-based plans; and

•	advises on the setting of compensation for senior executives whose compensation is not otherwise set by the Compensation Committee.
Compensation Philosophy
Our compensation program is structured to provide the following benefits:

•
attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships of similar size and in similar lines of business;

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based compensation; and

•	reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2011, the compensation paid to our named executive officers consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	equity-based awards granted under our long-term incentive plans; and

•	qualified retirement plan benefits.
Methodology
The Compensation Committee considers relevant data available to it to assess the competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executive officers. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, the Compensation Committee engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist the Compensation Committee in its determination of compensation levels for our executive officers. Most recently, the Compensation Committee engaged BDO Seidman, LLP (“BDO”) during the year ended December 31, 2010 to assist in the determination of compensation levels for our senior management. The results of this study were utilized to determine long-term incentive awards and bonuses during 2010 and 2011. The consultant provided an analysis of compensation for senior executives at the following 20 companies in the energy industry, comprised primarily of midstream and exploration and production companies:

•	Atlas Pipeline Partners, L.P. • Holly Energy Partners, L.P.

•	Boardwalk Pipeline Partners, LP • Magellan Midstream Partners, L.P.

•	Buckeye Partners, L.P. • MarkWest Energy Partners, L.P.

•	Copano Energy, L.L.C. • Martin Midstream Partners L.P.

•	Crosstex Energy L.P. • Nustar Energy L.P.

•	DCP Midstream Partners, LP • Plains All American Pipeline, L.P.

•	Eagle Rock Energy Partners, L.P. • Quicksilver Gas Services LP

•	Energy Transfer Partners, L.P. • Sunoco Logistics Partners L.P.

•	Enterprise Products Partners L.P. • Targa Resources Partners LP

•	Hiland Partners, LP • Teppco Partners, L.P.
The compensation analysis provided by BDO covered annual salary, annual cash bonus and long-term incentive arrangements for the senior executives of these companies. The Compensation Committee utilized the information provided by BDO to compare the levels of base salary, annual bonus and long-term equity incentives at these other companies with those of our named executive officers to ensure that compensation of our named executive officers is competitive with the compensation for executive officers of these other companies. The Compensation Committee did not attempt to benchmark the base salary, annual bonus or long-term equity incentives to any percentage of, or numerical average of, the compensation levels at these other companies. BDO did not provide any services during 2011 and also did not provide any non-executive compensation services for the Partnership during 2010.
In addition to the periodic engagement of a third-party consultant, the Compensation Committee also utilizes information obtained from other sources, such as third-party surveys, for comparison purposes in its determination of compensation levels for our executive officers.
Annual Base Salary. The base salaries of our named executive officers are determined by the Compensation Committee after taking into account the recommendations of our CEO. For 2011, the Compensation Committee did not approve increases for our named executive officers, primarily due to increases that had been granted in 2010 and the commencement of employment in late 2010 or early 2011 by three named executive officers. In 2010, the Compensation Committee approved increases in the annual base salaries of Messrs. Sturrock and Jolas of 7% and 20%, respectively. Mr. Sturrock's 2010 increase was the result of his promotion to a new position, and Mr. Jolas' 2010 increase was in recognition of his performance and his contributions in connection with the acquisition of our General Partner by ETE. Each of the remaining named executive officers began employment in 2010 and therefore did not receive an increase in that period.
Annual Cash Bonus. In addition to base salary, the Compensation Committee makes a determination whether to award our named executive officers', discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. In this regard, the Compensation Committee takes into account whether the Partnership achieved or exceeded its internal EBITDA budget for the year. The Compensation Committee also considers the recommendation of our CEO in determining the specific annual cash bonus amounts for each of the other named executive officers. Beginning in 2011, the Compensation Committee did not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and the Compensation Committee does not utilize any formulaic approach to determine annual bonuses. Prior to 2011, as discussed further below, annual bonus payments were based on certain performance measures, and the Compensation Committee had a designated level of discretion with respect to such bonus payments. The goal of the Compensation Committee in changing the annual bonus methodology in 2011 was to conform to the bonus programs of ETE.
The Partnership's internal financial budgets are generally developed for each business segment, and then aggregated with appropriate corporate level adjustments, to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all segments of the Partnership's business. The evaluation of the Partnership's performance versus its internal financial budget is based on the Partnership's EBITDA for a calendar year. In general, the Compensation Committee believes that Partnership performance at or above the internal EBITDA budget would support bonuses to our named executive officers ranging from 80% to 120% of their annual salary. The individual bonus amounts for each named executive officer also reflect the Compensation Committee's view of the impact of such individual's efforts and contributions towards (i) achievement of the Partnership's success in exceeding its internal financial budget, (ii) the development of new projects that are expected to result in increased cash flows from operations in future years and (iii) the overall management of the Partnership's business.
In February 2012, the Compensation Committee approved cash bonuses relating to the 2011 calendar year to Messrs. Bradley, Long, Sturrock, Jolas and Holotik of $603,750, $315,000, $138,700, $342,000 and $270,750, respectively. In approving the cash bonuses for Messrs. Bradley, Long, Sturrock, Jolas and Holotik, the Compensation Committee took into account the achievement by the Partnership of approximately 95% of its internal EBITDA budget of $433 million for 2011. Accordingly, the approved amounts represent 95% of the bonus targets for Messrs. Sturrock, Jolas and Holotik. With respect to Messrs. Bradley and Long, the approved amounts represent 105% of the bonus target. In addition to the performance of the Partnership in relation to its internal EBITDA budget during 2011, the Compensation Committee also took into account Mr. Bradley's role in managing the Partnership during and after a period of significant executive turnover that occurred following the change in control of the General Partner and Mr. Long's role in orchestrating financing for the Partnership's growth projects. As a result of their combined efforts, the Partnership is well-positioned for future growth.
In connection with the negotiation of employment terms with Messrs. Bradley and Long, we agreed to pay them guaranteed minimum bonuses for fiscal year 2011. We believe it was important to provide this one-time element of compensation in light of the highly competitive employment environment and in order to recruit these individuals. The amounts of the guaranteed bonuses are substantially the same as the amounts that each of Messrs. Bradley and Long would otherwise be entitled to receive under our annual incentive bonus program if target performance is achieved. However, these guaranteed amounts will be paid regardless of whether the company or the executive meet their respective 2011 performance goals. Mr. Bradley's minimum bonus will be $500,000. Mr. Long's minimum bonus will be $250,000.
Prior to 2011, named executive officers were eligible to receive an annual bonus opportunity ranging from 40% to 100% of base salary. Initially, the Compensation Committee would determine the amount of funding for the Partnership's bonus pool based on the following corporate performance measures:

•	Adjusted EBITDA;

•	the amount of distributions paid with respect to all of our outstanding common units;

•	our ability to control and manage general and administrative expenses and operations and maintenance expenses;

•	the total reportable incident rate, which is a measure of the number of injury accidents involving employees over the calendar year; and

•	the number of preventable vehicle accidents.

Under our previous bonus methodology, each of these performance metrics was weighted and was subject to a “threshold,” “target” and “stretch” performance goal. In assessing the Partnership's performance with respect to its corporate performance goals in 2010, the Compensation Committee considered the impact of the change of control that occurred when ETE acquired the General Partner, as well as the sale of our east Texas assets in 2010. While the Compensation Committee had the discretion, under the previous bonus methodology, to make subjective adjustments based on a range of individual performance factors for each named executive officer, the Compensation Committee did not exercise this discretion in 2010. Consequently, the bonuses awarded to Messrs. Sturrock and Jolas for 2010 were $95,765 and $316,261, respectively.
Equity-Based Awards. Each of our long-term incentive plans authorizes the Compensation Committee, in its discretion, to grant awards of options to purchase our common units; awards of our restricted units, phantom units and common units; awards of distribution equivalent rights (“DERs”); awards of common unit appreciation rights; and other unit-based awards to employees, directors and consultants of the Partnership and its affiliates and subsidiaries. The Compensation Committee approved the terms of the unit grants awarded to our named executive officers, including the number of Common Units subject to the unit award and the vesting structure of those unit awards.
Subsequent to ETE's acquisition of our General Partner in 2010, all of the new awards granted have provided for vesting over a specified time period, with vesting based on continued employment as of each applicable vesting date, rather than vesting based on the satisfaction of any performance objectives which is more generally prevalent with companies in the energy industry. In December 2011, the Compensation Committee approved grants of phantom unit awards to Messrs. Bradley, Long, Sturrock, and Holotik of 50,000 units, 22,500 units, 8,000 units and 22,500 units, respectively. All of these phantom unit awards provide for vesting over a five-year period at 20% per year, subject to continued employment through each specified vesting date. These phantom unit awards entitle the recipients of the unit awards to receive, with respect to each Regency Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per Common Unit made by us on our Common Units promptly following each such distribution by us to our Unitholders. In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption "Annual Cash Bonus," the long-term objective of retaining such individuals as key drivers of the Partnership's future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
The issuance of Common Units pursuant to our equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.
The unit awards under our equity incentive plans generally require the continued employment of the recipient during the vesting period. The Compensation Committee may, but is not required to, accelerate the vesting of unvested unit awards in the event of the termination or retirement of an executive officer. The Compensation Committee did not accelerate the vesting of unit awards in 2011.
Prior to ETE's acquisition of our General Partner, we issued awards with different features than those that we currently issue. In May 2010, prior to the change of control, we granted phantom units for which 40% were subject to time-based vesting restrictions and 60% were subject to performance-based vesting restrictions. Time-based restrictions for those awards lapse as to one-third of any unit on each of the first three anniversaries of the date of grant. The units subject to performance-based vesting restrictions vest at the end of a three-year period based on our total unitholder return. The Compensation Committee elected to grant these phantom units to incentivize continued performance. Accordingly, the vesting provisions of these phantom unit awards did not accelerate when the change of control of our General Partner occurred shortly after the May 7, 2010 grant.
Qualified Retirement Plan Benefits. Effective January 1, 2011, our 401(k) plan, which covers substantially all of our employees, including our named executive officers, merged with and into that of ETP. The plan is subject to the provisions of ERISA. Employees who have completed one hour of service and have attained age 18 years of age (age 21 for certain union workers) are eligible to participate. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the IRC. We are required to make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant's account based on a rate of match equal to 100% of each participant's elective deferrals up to 5% of covered compensation. The entire amount credited to the participant's account is fully vested and non-forfeitable at all times. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement. In 2010, prior to the merger of the plan with ETP's, our 401(k) plan matched dollar for dollar up to 6% of eligible compensation, and participants vested in matching contributions ratably over three years.
Health and Welfare Benefits. All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.
Termination Benefits. Our named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. Our long-term incentive plans provide for immediate vesting of all unvested awards in the event of a change in control, as defined in our long-term incentive plans. No such accelerated vesting occurred in 2011.
Deferred Compensation Plan. Effective January 1, 2011, employees earning more than $125,000 per year have the option to participate in a deferred compensation plan (“DC Plan”). The DC Plan permits eligible highly compensated employees to defer a portion of their salary and/or bonus until retirement or termination of employment or other designated distribution.
Under the DC Plan, each year eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested unit distribution income, and/or 50% of their discretionary performance bonus compensation to be earned for services performed during the following year. Pursuant to the DC Plan, we may make annual discretionary matching contributions to participants' accounts; however, we have not made any discretionary contributions to participants' accounts and currently have no plans to make any discretionary contributions to participants' accounts. All amounts credited under the DC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings (or losses) based on hypothetical investment fund choices made by the participants among available funds.
Participants may also elect to have their accounts distributed in one lump sum payment or in annual installments over a period of 3 or 5 years upon retirement, and in a lump sum upon other termination. Upon a change in control (as defined in the DC Plan), all DC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the DC Plan's normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement.
Risk Assessment Related to our Compensation Structure. We believe our compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe our compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated our compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for the executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We generally determine whether, and to what extent, our named executive officers receive a cash bonus based on our achievement of specified financial performance objectives as well as the individual contributions of our named executive officers to the Partnership's success. We use phantom units rather than unit options for equity awards because phantom units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that our employees' interests align with those of our Unitholders for the long-term performance of the Partnership.
Recoupment Policy
We currently do not have a recovery policy applicable to annual incentive bonuses or equity awards. The Compensation Committee will continue to evaluate the need to adopt such a policy.
Tax and Accounting Implications of Equity-Based Compensation Arrangements
Deductibility of Executive Compensation
We are a limited partnership and not a corporation for U.S. federal income tax purposes. Therefore, we believe that the compensation paid to the named executive officers is not subject to the deduction limitations under section 162(m) of the IRC and therefore is generally fully deductible for federal income tax purposes.
Accounting for Unit-Based Compensation
For our unit-based compensation arrangements, including equity-based awards issued to certain of our named executive officers by an affiliate (as discussed above), we record compensation expense over the vesting period of the awards, as discussed further in Note 17 in the Notes to our Consolidated Financial Statements.
Compensation Committee Interlocks and Insider Participation
Messrs. Harkey, McReynolds and Gray served on the Compensation Committee during 2011. During 2011, none of the members of the committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company's board of directors. In addition, none of the members of the Compensation Committee are former employees of ours or any of our subsidiaries.

Report of Compensation Committee
The Compensation Committee of the board of directors of our General Partner has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with the management of Regency Energy Partners LP. Based on this review and discussion, we have recommended to the board of directors of our General Partner that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Compensation Committee
John D. Harkey, Jr., Chairman
John W. McReynolds
Rodney L. Gray
The foregoing report shall not be deemed to be incorporated by reference by any general statement or reference to this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.
COMPENSATION TABLES AND NARRATIVES
Summary Compensation Table for 2011

Name and Principal Position	Year (#)(1)	Salary ($)	Bonus ($)(2)	Equity Awards ($)(3)	All Other Compensation ($)(4)	Total ($)(5)
Michael J. Bradley	2011	$575,000	$603,750	$1,216,000	$51,392	$2,446,142
President and Chief Executive Officer	2010	44,231	—	2,447,500	10,701	2,502,432
Thomas E. Long	2011	300,000	315,000	547,200	210,226	1,372,426
Executive Vice President and Chief Financial Officer	2010	15,000	—	965,750	11,630	992,380
A. Troy Sturrock	2011	182,500	138,700	194,560	26,869	542,629
Vice President, Controller and Principal Accounting Officer	2010	176,038	95,765	315,511	25,734	613,048
Paul M. Jolas(6)	2011	360,000	342,000	—	42,554	744,554
Executive Vice President, Chief Legal Officer and Secretary	2010	310,060	316,261	918,232	48,506	1,593,059
Jim Holotik	2011	285,000	270,750	547,200	13,441	1,116,391
Executive Vice President and Chief Commercial Officer
_______________________

(1)
The information provided in the Summary Compensation Table reflects full-year information for each individual for the years in which such individuals are considered Named Executive Officers. Mr. Holotik became a Named Executive Officer beginning in 2011; Messrs. Bradley, Long, Sturrock and Jolas became Named Executive Officers beginning in 2010.

(2)	The bonus amounts reflect discretionary cash bonuses for our named executive officers for 2011 approved by the Compensation Committee in February 2012, which are expected to be paid in March 2012.

(3)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 17 in the Notes to the Consolidated Financial Statements for additional assumptions underlying the value of the equity awards.

(4)
The amounts reflected in "All Other Compensation" for 2011 include (i) reimbursement of moving expenses in the amount of $159,409 to Mr. Long, (ii) housing allowances for Messrs. Bradley and Long in the amounts of $37,911 and $37,535, respectively, (iii) payments to Messrs. Sturrock and Jolas in the amounts of $14,307 and $29,494, respectively, in connection with the termination of the Partnership's previous employee leave policy, (iv) contributions to the 401(k) plan on behalf of each named executive officer in the amount of $12,250 each, and (v) the dollar value of life insurance premiums paid for the benefit of the named executive officers. Vesting in 401(k) contributions occurs immediately.

(5)
Amounts presented do not include the value of unvested phantom unit awards under long-term incentive plans that would fully vest upon a change of control as defined in our plans, which amounts are reflected in the "Outstanding Equity Awards at Year-End Table".

(6)	In January 2012, the Partnership and Mr. Jolas entered into a Separation Agreement and Full Release of Claims pursuant to which Mr. Jolas will resign, effective May 16, 2012, from his positions.

Grant of Plan-Based Awards for the Year Ended December 31, 2011

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit Awards(1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Michael J. Bradley	12/21/2011	—	—	—	50,000	—	—	$1,216,000
Thomas E. Long	12/21/2011	—	—	—	22,500	—	—	547,200
A. Troy Sturrock	12/21/2011	—	—	—	8,000	—	—	194,560
Paul M. Jolas(2)	—	—	—	—	—	—	—	—
Jim Holotik	12/21/2011	—	—	—	22,500	—	—	547,200
  _______________________

(1)
We have computed the grant date fair value of these phantom unit awards in accordance with FASB ASC Topic 718, as further described below and in Note 17 in the Notes to our Consolidated Financial Statements.

(2)	In January 2012, the Partnership and Mr. Jolas entered into a Separation Agreement and Full Release of Claims pursuant to which Mr. Jolas will resign, effective May 16, 2012, from his positions.
Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, nonqualified deferred compensation earnings, and 401(k) plan contributions can be found in the compensation discussion and analysis that precedes these tables.
Outstanding Equity Awards at December 31, 2011

	Unit Awards
Name	Grant Date	Number of Units that have not Vested (1) (#)	Market Value of Units That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Units That Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested (2) ($)
Michael J. Bradley	12/21/2011	50,000	$1,243,000	—	$—
	12/17/2010	40,000	994,400	—	—
	11/21/2010	40,000	994,400	—	—
Thomas E. Long	12/21/2011	22,500	559,350	—	—
	12/17/2010	18,800	467,368	—	—
	12/1/2010	12,000	298,320
A. Troy Sturrock	12/21/2011	8,000	198,880	—	—
	12/17/2010	8,000	198,880	—	—
	5/7/2010	934	23,219	2,100	52,206
Paul M. Jolas(4)	12/17/2010	18,800	467,368	—	—
	5/7/2010	4,534	112,715	10,200	253,572
Jim Holotik	12/21/2011	22,500	559,350	—	—
	12/17/2010	18,800	467,368	—	—
  _______________________

(1)	Phantom unit awards outstanding as of December 31, 2011 reflected in the table above vest ratably on each anniversary of the grant date through 2016 for awards granted in 2011 and through 2015 for awards granted in 2010.

(2)	Market value was computed as the number of unvested awards as of December 31, 2011 multiplied by the closing price of our common units on December 31, 2011.

(3)
The forfeiture restrictions on these market-based phantom unit awards lapse on March 15, 2013 based upon the Partnership's achievement of certain levels of total unitholder return. The units subject to performance-based vesting restrictions vest at the end of a three-year period based on our total unitholder return.

(4)	In January 2012, the Partnership and Mr. Jolas entered into a Separation Agreement and Full Release of Claims pursuant to which Mr. Jolas will resign, effective May 16, 2012, from his positions.
Option Exercises and Stock Vested for the Year Ended December 31, 2011

	Unit Awards
Name	Number of Units Acquired on Vesting (1) (#)	Value Realized on Vesting (1) ($)
Michael J. Bradley	20,000	$464,200
Thomas E. Long	7,700	182,886
A. Troy Sturrock	2,466	59,001
Paul M. Jolas(2)	6,966	168,405
Jim Holotik	4,700	110,826
 _______________________

(1)
Amounts presented represent the number of phantom units vested during 2011 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of our common units upon the vesting date.

(2)	In January 2012, the Partnership and Mr. Jolas entered into a Separation Agreement and Full Release of Claims pursuant to which Mr. Jolas will resign, effective May 16, 2012, from his position.
Potential Payments upon a Termination or Change of Control
As discussed in "Termination Benefits" within the compensation discussion and analysis above, equity incentive plan awards would vest upon a change of control. Such awards are reflected in the Summary Compensation Table and Grants of Plan-Based Awards Table above at 100% of the fair value of the award upon the grant date. To the extent such awards were not already vested as of December 31, 2011, the fair value of the unvested awards at the date are reflected in the Outstanding Equity Awards at Year-End Table above.
Equity Compensation Awards Granted under the 2006 Plan. With respect to the phantom units granted to Messrs. Sturrock and Jolas on May 7, 2010, a termination without cause or resignation for good reason upon or within a 12-month period following any change of control in the future and prior to the end of the performance period would cause the awards to automatically become vested at the “maximum” vested percentage of 150% of target. Assuming such an event had occurred on December 31, 2011, the value of the common units that would have been received by Messrs. Sturrock and Jolas would have been $101,528 and $493,073, respectively.
The time-based outstanding phantom unit awards held by each named executive officer that were granted in November and December of 2010 under the Regency GP LLC Long-Term Incentive Plan (dated February 3, 2006, the “2006 Plan”) would also receive automatic vesting acceleration upon our change of control, or a termination of employment due to the executive's death or disability. In the event that (i) a change of control had occurred on December 31, 2011, whether or not the executives also incurred a termination of employment, or (ii) the executive's termination of employment with us had terminated due to his death or disability, the value of the accelerated vesting for outstanding phantom unit awards would have been as follows: Mr. Bradley, $1,888,800; Mr. Long, $765,688 ; Mr. Sturrock, $198,880; Mr. Jolas, $112,715; and Mr. Holotik, $467,368. These amounts were calculated by multiplying the number of phantom unit awards granted under the 2006 Plan and still held by each named executive officer as of December 31, 2011, and multiplying that number by the closing price of our common stock on that date, $24.86.
Under the 2006 Plan phantom award agreements and our 2006 Plan document, the vesting event terms generally are defined as follows. A termination for “cause” is defined as (i) a failure to render material duties to the Partnership to the reasonable satisfaction of the Partnership (other than as a result of physical or mental impairment or other disability); (ii) failure to follow a reasonable, lawful directive of the Partnership, and non-remedy of such failure within 10 days after receipt of written notice from the Partnership of such failure; (iii) material violation of the policies or procedures of the Partnership; (iv) engagement in misconduct in connection with the performance of duties for the Partnership, including but not limited to a material act of fraud, embezzlement, misappropriation, willful misconduct or breach of fiduciary duty against the Partnership; (v) plea of guilty to or conviction of any felony; or (vi) unlawful use or possession of illegal drugs on Partnership premises or while performing duties and responsibilities for the Partnership. A “good reason” termination, if applicable, means a material reduction in the executive's base salary or target bonus following a change of control. While any individual award agreement may contain a modified definition of a “change of control,” the term is generally defined pursuant to our 2006 Plan as the occurrence of one or more of the following events: (1) any person or group becomes the beneficial owner of 50 percent or more of our voting power or voting securities, unless such person or group is the initial entity controlling the General Partner or an affiliate, (2) the complete liquidation of either the general partner of our General Partner, our General Partner, or us; or (3) the sale of all or substantially all of our General Partner's, or our assets to anyone other than an entity that is wholly owned by one or more of the General Partner, or us. An executive's “disability” will have occurred at the point that the executive would be entitled to receive benefits under our long-term disability plan.
Equity Compensation Awards Granted under the 2011 Plan. The phantom unit agreements granted to certain of our named executive officers on December 21, 2011 were granted under the Regency Energy Partners LP 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”). The phantom unit awards under the 2011 Plan will receive accelerated vesting upon a holder's termination of employment for death or a disability, or upon a change of control. The value of the accelerated vesting for outstanding phantom unit awards under the 2011 Plan in the event of a termination of employment for death or disability, or upon a change of control, as of December 31, 2011, would have been as follows: Mr. Bradley, $1,243,000; Mr. Long, $559,350; Mr. Sturrock, $198,880; and Mr. Holotik, $559,350. These amounts were calculated by multiplying the number of phantom unit awards granted under the 2011 Plan and still held by each named executive officer as of December 31, 2011, by the closing price of our common stock on that date, $24.86.
Under our 2011 Plan phantom unit award agreements and the 2011 Plan document, the vesting event terms are generally defined as follows. A “change of control” generally will occur if (i) any person or group, other than an affiliate of the general partner of our General Partner (the “Company”), shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Company; (ii) the members of the Company approve, in one or a series of transactions, a plan of complete liquidation of the Company; (iii) the sale or other disposition by the Company of all or substantially all of its assets in one or more transactions to any person other than the Company or an affiliate of the Company; or (iv) a person other than the Company, our General Partner or an affiliate of the Company or our General Partner becomes the general partner of the Partnership; however, if a phantom unit award is designed to be subject to Section 409A of the Code, the term “change of control” shall mean a “change of control event” as defined in the regulations under Section 409A of the Code. A “disability” is an illness or injury that lasts at least six continuous months, is expected to be permanent and renders the individual unable to carry out his or her duties to the Board, the general partner of our General Partner, our General Partner, the Partnership or an affiliate of any of the applicable entities.
Severance Agreement with Mr. Jolas. In January 2012, the Partnership and Mr. Jolas entered into a Separation Agreement and Full Release of Claims (“Separation Agreement”) in which Mr. Jolas will resign, effective May 16, 2012, from his position. Pursuant to the Separation Agreement, Mr. Jolas will receive a cash payment on or before May 16, 2012 of $390,000, which represents 13 months' base salary. Additionally, in connection with Mr. Jolas' agreement to continue his employment through May 16, 2012, all of the 14,734 phantom units that remain outstanding from the May 7, 2010 grant will vest at the 100% target level. These phantom units, along with the fair value of the units (at 100% target level) would have been valued at $366,287 as of December 31, 2011, but the actual value that Mr. Jolas may receive from these awards can not be determined with certainty as of this filing. In addition, Mr. Jolas will be entitled to receive his 2011 annual cash bonus to be paid in March 2012, which bonus amount of $342,000 is reflected in the Summary Compensation Table for 2011 above.
As discussed in "Deferred Compensation Plan" within the compensation discussion and analysis above, all amounts under the DC Plan (other than discretionary credits) are immediately 100% vested. Upon a change of control, distributions from the DC Plan would be made in accordance with the DC Plan's normal distribution provisions.

Non-Employee, Independent Director Compensation Table for the Year Ended December 31, 2011
Our Board of Directors annually determines the amounts payable to the members of our Board of Directors. In 2011, the directors of the General Partner who were not employees of the General Partner received an annual retainer of $40,000, a flat fee of $1,500 for each meeting of the board attended in person, $1,000 for each committee meeting attended in person, a flat fee of $500 for each such meeting attended by telephone and fees at specified rates for consulting services. In addition, the Chairman of our Audit and Risk Committee receives an annual fee of $10,000.

Name	Fees Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Michael J. Bradley (3)	$3,500	$—	$3,500
James W. Bryant	52,500	50,000	102,500
Rodney L. Gray	65,500	187,200	252,700
John D. Harkey, Jr.	49,000	414,400	463,400
_______________________

(1)	Fees paid in cash are based on amounts paid during the period.

(2)
Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of Common Units as of the grant date, reduced by the present value of the expected distributions during the vesting period.

(3)	Mr. Bradley's fees were earned for 2010 (prior to becoming an employee) and were paid in 2011.
As of December 31, 2011, Messrs. Bryant, Gray and Harkey had 1,822, 6,822, and 15,101 unit awards outstanding, respectively.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth, as of February 15, 2012, the beneficial ownership of our units by:

•	each person who then owned beneficially 5% or more of our common units;

•	each member of the Board of Directors of Regency GP LLC;

•	each named executive officer of Regency GP LLC; and

•	all directors and executive officers of Regency GP LLC, as a group.
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

Name of Beneficial Owners	Business Address	Common Units	Percentage of Outstanding Common Units
Energy Transfer Equity, L.P., LE GP, LLC, Kelcy L. Warren (1)	3738 Oak Lawn Avenue, Dallas, Texas, 75219	26,266,791	16.7%
Tortoise Capital Advisors, L.L.C. (2)	11550 Ash Street, Suite 300 Leawood, KS 66211	14,052,710	8.9%
Regency LP Acquirer, L.P., General Electric Capital Corporation, General Electric Company (3)	800 Long Ridge Rd Stamford, CT 06927	13,168,735	8.4%
Kayne Anderson Capital Advisors, L.P. (4)	1800 Avenue of the Stars Second Floor Los Angeles, CA 90067	10,531,962	6.7%
Neuberger Berman Group LLC (5)	605 Third Avenue New York, NY 10158	9,507,298	6.0%
Michael J. Bradley	2001 Bryan Street, Suite 3700 Dallas, TX 75219	19,710	*
Thomas E. Long	2001 Bryan Street, Suite 3700 Dallas, TX 75219	5,662	*
A. Troy Sturrock	2001 Bryan Street, Suite 3700 Dallas, TX 75219	15,280	*
Paul M. Jolas(6)	2001 Bryan Street, Suite 3700 Dallas, TX 75219	25,408	*
Jim Holotik	2001 Bryan Street, Suite 3700 Dallas, TX 75219	4,206	*
James W. Bryant	2001 Bryan Street, Suite 3700 Dallas, TX 75219	—	*
Rodney L. Gray	2001 Bryan Street, Suite 3700 Dallas, TX 75219	5,000	*
John D. Harkey, Jr.	2001 Bryan Street, Suite 3700 Dallas, TX 75219	—	*
John W. McReynolds	2001 Bryan Street, Suite 3700 Dallas, TX 75219	—	*
All directors and executive officers as a group (9 persons)		75,266	*
Total number of units as of February 15, 2012		157,437,608
  _______________________

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

(2)
Based solely on the Schedule 13G/A filed with the SEC on February 10, 2012, Tortoise Capital Advisors, L.L.C. (“TCA”) acts as an investment adviser to certain investment companies registered under the Investment Company Act of 1940. TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies. However, despite their delegation of investment and voting power to TCA, these investment companies may be deemed to be the beneficial owners under Rule 13d-3 of the Exchange Act of the securities they own of record because they have the right to acquire investment and voting power through termination of their investment advisory agreement with TCA. Thus, TCA has reported that it shares voting power and dispositive power over the securities owned of record by these investment companies. TCA also acts as an investment advisor to certain managed accounts. Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders. TCA may be deemed the beneficial owner of the securities under Rule 13d-3 of the Exchange Act. Of the 14,052,710 common units reported as beneficially owned by TCA, TCA has reported that it has shared voting power with respect to 13,307,422 of these common units and shared dispositive power with respect to all of these common units. None of these securities are owned of record by TCA, and TCA disclaims any beneficial interest in such securities. The source of the foregoing information is the Schedule 13G.

(3)
Based solely on the Schedule 13D/A filed with the SEC on June 30, 2011, GE, GECC and Regency LP Acquirer, L.P. (“LP Holdings”) are the beneficial owners of 13,168,735 common units. LP Holdings is the sole record owner of, and has the sole power to vote and dispose of, 13,168,735 common units. Neither GECC nor GE directly own any common units. GE and GECC may be deemed beneficial owners of, and may each be deemed to possess sole voting and dispositive powers with respect to, 13,168,735 common units due to their indirect ownership interests in LP Holdings.

(4)	Based solely on the Schedule 13G/A filed with the SEC on February 7, 2012.

(5)	Based solely of the Schedule 13G/A filed with the SEC on February 14, 2012.

(6)	In January 2012, the Partnership and Mr. Jolas entered into a Separation Agreement and Full Release of Claims pursuant to which Mr. Jolas will resign, effective May 16, 2012, from his positions.
* Less than 1.0%
Our General Partner's Board of Directors, or its Compensation Committee, in its discretion may terminate, suspend or discontinue the LTIP at any time with respect to any award that has not yet been granted. Our General Partner's Board of Directors, or its Compensation Committee, also has the right to alter or amend the LTIP or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.
The following table summarizes the number of securities remaining available for future issuance under our LTIP plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders 2011 Long-Term Incentive Plan	515,575		$—	2,484,425
Equity compensation plans not approved by security holders 2006 Long-Term Incentive Plan (1)	727,668	*		67,770
Total	1,243,243		$—	2,552,195
 _______________________
* Assumes performance-based phantom unit grants vest at 100%.

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 2,865,584 units, which grant did not require approval by our limited partners.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Board of Directors appoints independent directors as members of the Board to serve on the Conflicts Committee with the authority to review specific matters for which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to us and our common unitholders. As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to us to determine whether the transaction is fair and reasonable to us. Our partnership agreement provides that any matter approved by the Conflicts Committee will be deemed approved by all partners of us and not a breach by the General Partner or its affiliates of the partnership agreement or of any duty they may owe us or our unitholders. The Conflicts Committee is composed only of independent directors.
ETE owns all of the limited partnership interest in the General Partner, all of the membership interest in the general partner of the General Partner and 100% of the IDRs. Two of the five current directors of the General Partner are also directors of LE GP, LLC, which is the general partner of ETE. As of December 31, 2011, ETE owned approximately 17% of our outstanding common units. In conjunction with our distributions to the limited and general partner interests, ETE received cash distributions, including IDRs, of $57.4 million in 2011.
We have a services agreement with ETE and Services Co., in which Services Co. performs certain general and administrative services for us. We also have an operating and service agreement with ETC, in which ETC provides certain operations, maintenance and related services for us. We incurred $16.6 million of total service fees in 2011.

Our Gathering and Processing segment, in the normal course of business, sells natural gas and NGLs to, and purchases natural gas and NGLs from, subsidiaries of ETE. In 2011, our Gathering and Processing segment recorded revenues from subsidiaries of ETE of $6.8 million, and cost of sales to subsidiaries of ETE of $1.7 million.
Our Contract Compression segment provides contract compression services to ETE and recorded $1.1 million in revenues in 2011 in gathering, transportation and other fees on the statement of operations. In addition, during 2011, our Contract Compression segment purchased property, plant and equipment of $33.1 million from a subsidiary of ETE, and sold property, plant and equipment of $7.9 million to a subsidiary of ETE.
In September 2011, we purchased 0.1% interest in MEP from ETP for $1.2 million in cash.
Item 14. Principal Accountant Fees and Services
Appointment of Independent Registered Public Accountant. The Audit and Risk Committee appointed Grant Thornton LLP as our principal accountant to conduct the audit of our financial statements for the years ended December 31, 2011 on March 30, 2010. KPMG LLP served as our independent registered public accountant for the year ended December 31, 2010.
Audit Fees. The following table sets forth fees billed by Grant Thornton LLP and KPMG LLP for the professional services rendered for the audits of our annual financial statements and other services rendered for the years ended December 31, 2011 and 2010.

	Grant Thornton LLP	KPMG LLP
	December 31, 2011	December 31, 2010
Audit fees(1)	$946	$2,101
Audit related fees(2)	—	10
Total	$946	$2,111
  _______________________

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
Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant. Pursuant to the charter of the Audit and Risk Committee, the Audit and Risk Committee is responsible for the oversight of our accounting, reporting and financial practices. The Audit and Risk Committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and to establish the fees and other compensation to be paid to our external auditors. The Audit and Risk Committee also oversees and directs our internal auditing program and reviews our internal controls.
The Audit and Risk Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountant. The policy requires that all services provided by Grant Thornton LLP or KPMG LLP, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit and Risk Committee.
The Audit and Risk Committee reviews the external auditors' proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

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

Signature	Title	Date

/s/ MICHAEL J. BRADLEY	President, Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2012
Michael J. Bradley
/s/ THOMAS E. LONG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2012
Thomas E. Long
/s/ A. TROY STURROCK	Vice President, Controller (Principal Accounting Officer)	February 22, 2012
A. Troy Sturrock
/s/ JAMES W. BRYANT	Director	February 22, 2012
James W. Bryant
/s/ RODNEY L. GRAY	Director	February 22, 2012
Rodney L. Gray
/s/ JOHN D. HARKEY, JR.	Chairman of the Board of Directors	February 22, 2012
John D. Harkey, Jr.
/s/ JOHN W. MCREYNOLDS	Director	February 22, 2012
John W. McReynolds

Index to Exhibits

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed or File No.
2.1
Purchase Agreement, dated as of March 22, 2011, by and among ETP-Regency Midstream Holdings, LLC, LDH Energy Asset Holdings LLC, Louis Dreyfus Highbridge Energy LLC and, for the limited purposes set forth therein, Energy Transfer Partners, L.P. and Regency Energy Partners LP.

		8-K/A	March 25, 2011

3.1	Certificate of Limited Partnership of Regency Energy Partners LP	S-1	333-128332

3.2	Form of Amended and Restated Limited Partnership Agreement of Regency Energy Partners LP (included as Appendix A to the Prospectus and including specimen unit certificate for the common units)	S-1	333-128332

3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	August 14, 2006

3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	September 21, 2006

3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	January 8, 2008

3.2.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	January 16, 2008

3.2.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	August 28, 2008

3.2.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	February 27, 2009

3.2.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	September 4, 2009

3.3	Certificate of Formation of Regency GP LLC	S-1	333-128332

3.4	Form of Amended and Restated Limited Liability Company Agreement of Regency GP LLC	S-1	333-128332

3.4.1	First Amendment to Amended and Restated Limited Liability Company Agreement of Regency GP LLC	10-K	March 1, 2010

3.4.2	Second Amendment to Amended and Restated Limited Liability Company Agreement of Regency GP LLC	8-K	August 10, 2010

3.4.3	Third Amendment to Amended and Restated Limited Liability Company Agreement of Regency GP LLC	8-K	January 6, 2011

3.5	Certificate of Limited Partnership of Regency GP LP	S-1	333-128332

3.6	Form of Amended and Restated Limited Partnership Agreement of Regency GP LP	S-1	333-128332

3.7	Second Amended and Restated General Partnership Agreement of RIGS Haynesville Partnership Co. dated as of December 18, 2009	10-K	March 1, 2010

3.7.1	First Amendment to Second Amended and Restated General Partnership Agreement of RIGS Haynesville Partnership Co. dated as of March 9, 2010	10-Q	May 7, 2010

4.1	Form of Common Unit Certificate	S-1	333-128332

4.2	Indenture for 9.375% Senior Notes due 2016, together with the global notes	10-Q	August 10, 2009

4.3	Registration Rights Agreement for 9.375% Senior Notes due 2016	10-Q	August 10, 2009

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed or File No.
4.4	Registration Rights Agreement dated May 26, 2010 by and between Energy Transfer Equity, L.P. and Regency Energy Partners LP	8-K	May 28, 2010

4.5	Registration Rights Agreement dated May 26, 2010 by and between Regency GP Acquirer, L.P. and Regency Energy Partners LP	8-K	May 28, 2010

4.6	Investor Rights Agreement dated as of May 26, 2010 by and among Regency LP Acquirer LP, Regency GP LP and Regency GP LLC	8-K	May 28, 2010

4.7	First Supplemental Indenture dated October 26, 2010 among the Guaranteeing Subsidiaries, Regency Energy Partners LP, Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee	10-K	February 18, 2011

4.8	Indenture dated October 27, 2010 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	October 27, 2010

4.9	First Supplemental Indenture dated October 27, 2010 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	October 27, 2010

4.10	Registration Rights Agreement, dated May 2, 2011.	8-K	May 2, 2011

4.11	Registration Rights Agreement dated May 2, 2011 by and between Regency Energy Partners LP and the purchasers set forth on Schedule I thereto.	8-K	May 2, 2011

4.12	Second Supplemental Indenture dated May 24, 2011 among the Guaranteeing Subsidiaries, Regency Energy Partners LP, Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee.	8-K	May 26, 2011

4.13	Second Supplemental Indenture dated May 24, 2011 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	May 26, 2011

4.14	Third Supplemental Indenture dated May 26, 2011 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	May 26, 2011

4.15	Regency Energy Partners LP 2011 Long-Term Incentive Plan	8-K	December 20, 2011

4.16	Form of Grant of Phantom Units with DERs.	8-K	December 20, 2011

10.1	Regency GP LLC Long-Term Incentive Plan	S-1	333-128332

10.2	Form of Grant Agreement for the Regency GP LLC Long-Term Incentive Plan—Unit Option Grant	S-1	333-128332

10.3	Form of Indemnification Agreement between Regency GP LLC and Indemnities	S-1	333-128332

10.4
Amended and Restated Master Services Agreement, dated as of December 18, 2009, by and between RIGS Haynesville Partnership Co., a Delaware general partnership, and Regency Employees Management LLC, a Delaware limited liability company
		10-K	March 1, 2010

10.5
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
		8-K	March 18, 2009

10.6	Series A Cumulative Convertible Preferred Unit Purchase Agreement, dated September 2, 2009, by and among Regency Energy Partners LP and the purchasers named therein	8-K	September 4, 2009

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed or File No.
10.7	Fifth Amended and Restated Credit Agreement, dated March 4, 2010	8-K	March 4, 2010

10.8	Amendment Agreement to the Fifth Amended and Restated Credit Agreement, dated March 4, 2010	8-K	March 4, 2010

10.9	Assignment and Assumption Agreement, dated April 30, 2010, by and between EFS Haynesville, LLC and Regency Haynesville Intrastate Gas LLC	8-K	April 30, 2010

10.10	Voting Agreement, dated April 30, 2010, by and between EFS Haynesville, LLC and Regency Haynesville Intrastate Gas LLC	8-K	April 30, 2010

10.11	Contribution Agreement, dated May 10, 2010, by and among Energy Transfer Equity, L.P., Regency Energy Partners LP and Regency Midcontinent Express LLC.	8-K	May 11, 2010

10.12	Form of Grant of Phantom Units—Service Vesting	8-K	May 11, 2010

10.13	Form of Grant of Phantom Units—Performance Vesting	8-K	May 11, 2010

10.14	Amendment Agreement No. 1 to Fifth Amended and Restated Credit Agreement.	8-K	May 28, 2010

10.15	Services Agreement dated May 26, 2010 by and among ETE Services Company, LLC, Energy Transfer Equity, L.P. and Regency Energy Partners LP.	8-K	May 28, 2010

10.16	Purchase and Sale Agreement by and among Regency Field Services LLC, Tristream East Texas, LLC and Tristream Energy, LLC dated July 15, 2010.	10-Q	August 9, 2010

10.17	Merger Agreement by and among Zephyr Gas Management, LLC, Zephyr Gas Services, LP, Regency Gas Services LP, and Regency Zephyr LLC, dated August 6, 2010.	10-Q	August 9, 2010

10.18	Form of Grant Agreement for the Regency GP LLC Long-Term Incentive Plan—Phantom Unit Grant (With DERs).	10-K	February 18, 2011

10.19	Assumption, Contribution and Indemnification Agreement, dated as of March 22, 2011, between Energy Transfer Partners, L.P. and Regency Energy Partners LP.	8-K/A	March 25, 2011

10.20	Common Unit Purchase Agreement, dated March 23, 2011, by and among Regency Energy Partners LP and the purchasers named therein.	8-K	March 28, 2011

10.21	Amendment Agreement No. 2 to the Fifth Amended and Restated Credit Agreement, dated May 2, 2011.	8-K	May 2, 2011

10.22	Amended and Restated Limited Liability Company Agreement of ETP-Regency Midstream Holdings, LLC, dated May 2, 2011.	8-K	May 2, 2011

10.23	Operation and Service Agreement by and between La Grange Acquisition, L.P., Regency GP LP, Regency Energy Partners LP and Regency Gas Services LP, dated May 19, 2011.	8-K	May 19, 2011

10.24	Amendment No. 3 to the Fifth Amended and Restated Credit Agreement, dated December 15, 2011	8-K	December 16, 2011

10.25	Separation Agreement and Full Release of Claims dated January 27, 2012, by and between Regency GP LLC and Paul M. Jolas.	8-K	January 31, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges.	*

16.1	Letter from KPMG LLP to the Securities and Exchange Commission, dated April 4, 2011.	8-K	April 4, 2011

21.1	List of Subsidiaries of Regency Energy Partners LP.	*

23.1	Consent of Grant Thornton LLP.	*

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed or File No.
23.2	Consent of Grant Thornton LLP.	*

23.3	Consent of Grant Thornton LLP.	*

23.4	Consent of KPMG LLP.	*

23.5	Consent of KPMG LLP.	*

23.6	Consent of PricewaterhouseCoopers LLP.	*

23.7	Consent of Ernst & Young LLP.	*

31.1	Certifications pursuant to Rule 13a-14(a).	*

31.2	Certifications pursuant to Rule 13a-14(a).	*

32.1	Certifications pursuant to Section 1350.	**

32.2	Certifications pursuant to Section 1350.	**

99.1	Statement of Policies Relating to Potential Conflicts among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P., and Regency Energy Partners LP dated as of April 26, 2011.	10-Q	August 8, 2011

99.2	Audited Financial Statements of RIGS Haynesville Partnership Co. as of and for the year ended December 31, 2011.	*

99.3	Audited Financial Statements of RIGS Haynesville Partnership Co. as of and for the year ended December 31, 2010 and for the period from March 18, 2009 to December 31, 2009.	*

99.4	Audited Financial Statements of Midcontinent Express Pipeline LLC as of December 31, 2011 and 2010 and for the year ended December 31, 2011 and the seven month period ended December 31, 2010.	*

99.5	Audited Financial Statements of Lone Star NGL LLC as of December 31, 2011 and for the period from March 21, 2011 to December 31, 2011.	*

99.6	Audited Financial Statements of LDH Energy Asset Holdings LLC as of December 31, 2010 and 2009, and for the three-year period ended December 31, 2010.	*

99.7	Regency Energy Partner LP Notice of Beginning of Administrative Proceedings for Tax Year December 31, 2008.	10-K	March 1, 2010

99.8	Regency Energy Partner LP Notice of Beginning of Administrative Proceedings for Tax Year December 31, 2007.	10-K	March 1, 2010

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schemat

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________________

*	Filed herewith

**	Furnished herewith

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-5
Consolidated Statements of Operations for the year ended December 31, 2011, the period from Acquisition (May 26, 2010) to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009
F-6
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2011, the period from Acquisition (May 26, 2010) to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009
F-8
Consolidated Statements of Cash Flows for the year ended December 31, 2011, the period from Acquisition (May 26, 2010) to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009
F-9
Consolidated Statements of Partners’ Capital and Noncontrolling Interest for the year ended December 31, 2011, the period from Acquisition (May 26, 2010) to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009
F-11
Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Regency Energy Partners LP
We have audited the accompanying consolidated balance sheet of Regency Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and partners' capital and noncontrolling interest for the year ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Midcontinent Express Pipeline LLC, a 50 percent owned investee company, the Partnership's investment in which is accounted for by the equity method of accounting. The Partnership's investment in Midcontinent Express Pipeline LLC as of December 31, 2011 was $613.9 million and its equity in the earnings of Midcontinent Express Pipeline LLC was $42.6 million for the year ended December 31, 2011. The financial statements of Midcontinent Express Pipeline LLC were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midcontinent Express Pipeline LLC, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Energy Partners LP and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Regency Energy Partners LP
We have audited Regency Energy Partners LP's (a Delaware limited partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Regency Energy Partners LP's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Regency Energy Partners LP's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Regency Energy Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Regency Energy Partners LP and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and partners' capital and noncontrolling interest for the year ended December 31, 2011 and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Regency Energy Partners LP:
We have audited the accompanying consolidated balance sheet of Regency Energy Partners LP and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and partners' capital and noncontrolling interest for the period from May 26, 2010 to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Midcontinent Express Pipeline LLC, (a 49.9% owned investee company which was acquired by the Partnership on May 26, 2010). The Partnership's investment in Midcontinent Express Pipeline LLC at December 31, 2010 was $652,482,000 and its equity in the earnings of Midcontinent Express Pipeline LLC was $21,219,000 for the period from May 26, 2010 to December 31, 2010. The financial statements of Midcontinent Express Pipeline LLC were audited by other auditors whose report has been furnished to us and included herein, and our opinion, insofar as it relates to the amounts included for Midcontinent Express Pipeline LLC, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Energy Partners LP and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the period from May 26, 2010 to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
February 18, 2011

Regency Energy Partners LP
Consolidated Balance Sheets
(in thousands except unit data)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$990	$9,400
Trade accounts receivable, net of allowance of $1,190 and $297	43,917	35,212
Accrued revenues	68,011	74,017
Related party receivables	45,204	32,342
Derivative assets	4,374	2,650
Other current assets	24,628	7,384
Total current assets	187,124	161,005
Property, Plant and Equipment:
Gathering and transmission systems	698,906	543,286
Compression equipment	846,914	812,428
Gas plants and buildings	195,231	185,741
Other property, plant and equipment	147,967	81,295
Construction-in-progress	191,914	97,439
Total property, plant and equipment	2,080,932	1,720,189
Less accumulated depreciation	(195,404)	(59,971)
Property, plant and equipment, net	1,885,528	1,660,218
Other Assets:
Investment in unconsolidated affiliates	1,924,705	1,351,256
Long-term derivative assets	474	23
Other, net of accumulated amortization of debt issuance costs of $10,186 and $3,326	39,353	37,758
Total other assets	1,964,532	1,389,037
Intangible Assets and Goodwill:
Intangible assets, net of accumulated amortization of $44,856 and $15,584	740,883	770,155
Goodwill	789,789	789,789
Total intangible assets and goodwill	1,530,672	1,559,944
TOTAL ASSETS	$5,567,856	$4,770,204
LIABILITIES & PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
Current Liabilities:
Drafts payable	$2,507	$—
Trade accounts payable	73,462	50,208
Accrued cost of gas and liquids	84,943	80,756
Related party payables	12,625	3,338
Deferred revenues, including related party amounts of $41 and $8,765	16,225	25,257
Derivative liabilities	10,535	13,172
Other current liabilities	33,009	23,419
Total current liabilities	233,306	196,150
Long-term derivative liabilities	39,112	61,127
Other long-term liabilities	6,071	6,521
Long-term debt, net	1,687,147	1,141,061
Commitments and contingencies
Series A Preferred Units, redemption amount of $84,773 and $83,891	71,144	70,943
Partners’ Capital and Noncontrolling Interest:
Common units (161,233,046 and 138,255,919 units authorized; 157,437,608 and 137,281,336 units issued and outstanding at December 31, 2011 and December 31, 2010)	3,173,090	2,940,732
General partner interest	329,876	333,077
Accumulated other comprehensive loss	(4,759)	(11,099)
Total partners’ capital	3,498,207	3,262,710
Noncontrolling interest	32,869	31,692
Total partners’ capital and noncontrolling interest	3,531,076	3,294,402
TOTAL LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST	$5,567,856	$4,770,204
See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Operations
(in thousands except unit data and per unit data)

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009
REVENUES
Gas sales, including related party amounts of $22,715, $3,298, $0, and $0	$455,746	$291,247	$228,097	$476,077
NGL sales, including related party amounts of $364,906, $136,960, $0, and $0	603,219	238,076	152,803	239,255
Gathering, transportation and other fees, including related party amounts of $23,716, $14,004, $12,200, and $11,162	350,745	178,769	114,526	270,071
Net realized and unrealized (loss) gain from derivatives	(19,214)	(7,866)	(716)	37,712
Other, including related party amounts of $9,799, $2,725, $0, and $0	43,402	16,387	10,340	20,162
Total revenues	1,433,898	716,613	505,050	1,043,277
OPERATING COSTS AND EXPENSES
Cost of sales, including related party amounts of $21,957, $12,998, $6,564, and $10,913	1,012,826	504,327	357,778	674,944
Operation and maintenance	147,643	77,808	47,842	117,080
General and administrative, including related party amounts of $16,579, $5,833, $0, and $0	67,408	43,739	37,212	57,863
(Gain) loss on asset sales, net	(2,372)	213	303	(133,282)
Depreciation and amortization	168,684	75,967	41,784	100,098
Total operating costs and expenses	1,394,189	702,054	484,919	816,703
OPERATING INCOME	39,709	14,559	20,131	226,574
Income from unconsolidated affiliates	119,540	53,493	15,872	7,886
Interest expense, net	(102,474)	(48,251)	(34,541)	(77,665)
Loss on debt refinancing, net	—	(15,748)	(1,780)	—
Other income and deductions, net	17,309	(8,229)	(3,897)	(15,132)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74,084	(4,176)	(4,215)	141,663
Income tax expense (benefit)	465	552	404	(1,095)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$73,619	$(4,728)	$(4,619)	$142,758
DISCONTINUED OPERATIONS
Net loss from operations of east Texas assets, including loss on disposal of $55 in 2010	—	(1,244)	(327)	(2,269)
NET INCOME (LOSS)	$73,619	$(5,972)	$(4,946)	$140,489
Net income attributable to noncontrolling interest	(1,177)	(156)	(406)	(91)
NET INCOME (LOSS) ATTRIBUTABLE TO REGENCY ENERGY PARTNERS LP	$72,442	$(6,128)	$(5,352)	$140,398
Amounts attributable to Series A Preferred Units	7,982	4,651	3,336	3,995
General partner’s interest, including IDRs	7,010	2,800	662	5,252
Amount allocated to non-vested common units	—	—	(79)	965
Beneficial conversion feature for Class D common units	—	—	—	820
Limited partners’ interest in net income (loss)	$57,450	$(13,579)	$(9,271)	$129,366
Basic and diluted income (loss) from continuing operations per unit:
Amount allocated to common units	$57,450	$(12,359)	$(8,966)	$131,752
Weighted average number of common units outstanding	145,490,869	130,619,554	92,788,319	80,582,705
Basic income (loss) from continuing operations per common unit	$0.39	$(0.09)	$(0.10)	$1.63
Diluted income (loss) from continuing operations per common unit	$0.32	$(0.09)	$(0.10)	$1.63
Distributions per unit	$1.81	$0.89	$0.89	$1.78
Basic and diluted loss on discontinued operations per unit	$—	$(0.01)	$—	$(0.03)

Basic and diluted net income (loss) per unit:
Amount allocated to common units	$57,450	$(13,579)	$(9,271)	$129,366
Basic net income (loss) per common unit	$0.39	$(0.10)	$(0.10)	$1.61
Diluted net income (loss) per common unit	$0.32	$(0.10)	$(0.10)	$1.60
Amount allocated to Class D common units	$—	$—	$—	$820
Total number of Class D common units outstanding	—	—	—	7,276,506
Income per Class D common unit due to beneficial conversion feature	$—	$—	$—	$0.11
Distributions per unit	$—	$—	$—	$—
See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009
Net income (loss)	$73,619	$(5,972)	$(4,946)	$140,489
Net cash flow hedge amounts reclassified to earnings	19,018	—	2,145	(47,394)
Net change in fair value of cash flow hedges	(12,678)	(11,099)	18,486	(22,040)
Comprehensive income (loss)	$79,959	$(17,071)	$15,685	$71,055
Comprehensive income attributable to noncontrolling interest	1,177	156	406	91
Comprehensive income (loss) attributable to Regency Energy Partners LP	$78,782	$(17,227)	$15,279	$70,964

See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009
OPERATING ACTIVITIES
Net income (loss)	$73,619	$(5,972)	$(4,946)	$140,489
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization, including debt issuance cost amortization and bond premium amortization	174,630	79,323	49,363	116,307
Write-off of debt issuance costs and bond premium	—	(1,422)	1,780	—
Amortization of excess fair value of unconsolidated affiliates	5,847	3,410	—	—
Income from unconsolidated affiliates	(125,387)	(56,903)	(15,872)	(7,886)
Derivative valuation changes	(20,486)	33,189	12,004	5,163
(Gain) loss on asset sales, net	(2,372)	268	303	(133,284)
Unit-based compensation expenses	3,610	1,827	12,070	6,008
Cash flow changes in current assets and liabilities:
Trade accounts receivable, accrued revenues and related party receivables	(8,328)	(401)	(11,272)	10,727
Other current assets	734	(107)	2,516	10,471
Trade accounts payable, accrued cost of gas and liquids, related party payables and deferred revenues	23,221	(15,302)	8,649	(3,762)
Other current liabilities	9,590	(12,853)	22,614	(6,726)
Distributions received from unconsolidated affiliates	119,236	56,903	12,446	7,886
Cash flow changes in other assets and liabilities	(159)	(2,174)	(234)	(1,433)
Net cash flows provided by operating activities	253,755	79,786	89,421	143,960
INVESTING ACTIVITIES
Capital expenditures	(406,339)	(159,223)	(63,787)	(193,083)
Capital contributions to unconsolidated affiliates	(52,601)	(85,828)	(20,210)	—
Distributions in excess of earnings of unconsolidated affiliates	73,476	59,066	—	1,039
Acquisition of investment in unconsolidated affiliates, net of cash received	(593,843)	4,632	(75,114)	—
Acquisitions, net of cash of $0, $1,983, $0, and $0	—	(191,313)	—	(52,803)
Proceeds from asset sales	24,024	76,237	10,661	88,682
Net cash flows used in investing activities	(955,283)	(296,429)	(148,450)	(156,165)
FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facility	47,000	(333,650)	199,008	(349,087)
Proceeds from issuance of senior notes	500,000	600,000	—	236,240
Redemption of senior notes	—	(357,500)	—	—
Debt issuance costs	(9,768)	(12,389)	(15,728)	(12,224)
Partner contributions	—	27,999	—	6,344
Partner distributions	(274,488)	(118,630)	(86,078)	(146,585)
Acquisition of assets between entities under common control in excess of historical cost	72	—	(16,973)	(10,197)
Contributions from noncontrolling interest	—	86	—	—
Distributions to noncontrolling interest	—	—	(1,135)	—
Drafts payable	2,507	—	—	—
(Payments) proceeds associated with issuance of common units under LTIP, net of tax withholding	(109)	1,452	(4,874)	—
Proceeds from common unit issuances, net of issuance costs	435,685	399,582	(89)	220,318
Proceeds from Series A Preferred Units issuance, net of issuance costs	—	—	—	76,624
Distributions to Series A Preferred Units	(7,781)	(3,891)	(1,945)	—
Net cash flows provided by financing activities	693,118	203,059	72,186	21,433
Net change in cash and cash equivalents	(8,410)	(13,584)	13,157	9,228
Cash and cash equivalents at beginning of period	9,400	22,984	9,827	599
Cash and cash equivalents at end of period	$990	$9,400	$22,984	$9,827

Supplemental cash flow information:
Non-cash capital expenditures	$24,111	$19,635	$18,051	$9,688
Issuance of common units for investment in unconsolidated affiliate	—	584,436	—	—
Deemed contribution from acquisition of assets between entities under common control	177	8,937	—	—
Release of escrow payable from restricted cash	—	1,011	500	8,501
Interest paid, net of amounts capitalized	82,602	58,335	5,410	69,401
Income taxes paid	1,778	937	378	6
Contribution of RIG to HPC	—	—	—	263,921
Non-cash proceeds from contribution of RIG to HPC	—	—	—	403,568
Distributions accrued but not paid to Series A Preferred Units	—	—	—	3,891
See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Partners’ Capital and Noncontrolling Interest
(in thousands except unit data)

	Units
	Common	Class D and Subordinated	Common Unitholders	Class D and Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Predecessor
Balance— December 31, 2008	54,796,701	26,380,402	$764,161	$225,368	$29,283	$67,440	$13,161	$1,099,413
Revision of partner interest	—	—	6,073	—	(6,073)	—	—	—
Issuance of restricted common units, net of forfeitures	(63,750)	—	—	—	—	—	—	—
Public common units offerings	12,075,000	—	220,318	—	—	—	—	220,318
Conversion of subordinated units	19,103,896	(19,103,896)	(1,391)	1,391	—	—	—	—
Unit based compensation expenses	—	—	6,008	—	—	—	—	6,008
Accrued distributions to phantom units	—	—	(249)	—	—	—	—	(249)
Acquisition of assets between entities under common control in excess of historical costs	—	—	—	—	(10,197)	—	—	(10,197)
Partner distributions	—	—	(141,225)	—	(5,360)	—	—	(146,585)
Partner contributions	—	—	—	—	6,344	—	—	6,344
Net income	—	—	134,326	820	5,252	—	91	140,489
Conversion of Class D common units	7,276,506	(7,276,506)	227,579	(227,579)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	898	898
Accrued distributions to Series A Preferred Units	—	—	(3,891)	—	—	—	—	(3,891)
Accretion of Series A Preferred Units	—	—	(104)	—	—	—	—	(104)
Net cash flow hedge amounts reclassified to earnings	—	—	—	—	—	(47,394)	—	(47,394)
Net change in fair value of cash flow hedges	—	—	—	—	—	(22,040)	—	(22,040)
Balance—December 31, 2009	93,188,353	—	1,211,605	—	19,249	(1,994)	14,150	1,243,010
Issuance of common units under LTIP, net of forfeitures and tax withholding	152,075	—	(4,994)	—	—	—	—	(4,994)
Issuance of common units, net of costs	—	—	(89)	—	—	—	—	(89)
Proceeds from exercise of common unit options	—	—	120	—	—	—	—	120
Unit-based compensation expenses	—	—	12,070	—	—	—	—	12,070
Accrued distributions to phantom units	—	—	(473)	—	—	—	—	(473)
Acquisition of assets between entities under common control in excess of historical costs	—	—	—		(16,973)	—	—	(16,973)
Partner distributions	—	—	(82,930)	—	(3,148)	—	—	(86,078)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,135)	(1,135)
Net (loss) income	—	—	(6,014)	—	662	—	406	(4,946)
Distributions to Series A Preferred Units	—	—	(1,906)	—	(39)	—	—	(1,945)
Accretion of Series A Preferred Units	—	—	(55)	—	—	—	—	(55)
Net cash flow hedge amounts reclassified to earnings	—	—	—	—	—	2,145	—	2,145
Net change in fair value of cash flow hedges	—	—	—	—	—	18,486	—	18,486
Balance—May 25, 2010	93,340,428	—	$1,127,334	$—	$(249)	$18,637	$13,421	$1,159,143

See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Partners’ Capital and Noncontrolling Interest—(Continued)
(in thousands except unit data)

	Units
	Common	Common Unitholders	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Successor
Balance—May 26, 2010	93,340,428	$2,073,532	$304,950	$—	$31,450	$2,409,932
Private common unit offerings, net of costs	26,266,791	584,436	—	—	—	584,436
Public common unit offerings, net of costs	17,537,500	399,582	—	—	—	399,582
Issuance of common units under LTIP, net of forfeitures and tax withholding	42,417	(485)	—	—	—	(485)
Proceeds from exercise of common unit options	94,200	1,937	—	—	—	1,937
Unit-based compensation expenses	—	1,827	—	—	—	1,827
Acquisition of assets between entities under common control below historical costs	—	—	8,937	—	—	8,937
Partner contributions	—	7,193	20,806	—	—	27,999
Partner distributions	—	(114,292)	(4,338)	—	—	(118,630)
Contributions from noncontrolling interest	—	—	—	—	86	86
Accrued distributions to phantom units	—	(107)	—	—	—	(107)
Net (loss) income	—	(8,928)	2,800	—	156	(5,972)
Distributions to Series A Preferred Units	—	(3,813)	(78)	—	—	(3,891)
Accretion of Series A Preferred Units	—	(150)	—	—	—	(150)
Net change in fair value of cash flow hedges	—	—	—	(11,099)	—	(11,099)
Balance—December 31, 2010	137,281,336	2,940,732	333,077	(11,099)	31,692	3,294,402
Common unit offerings, net of costs	20,000,001	435,685	—	—	—	435,685
Issuance of common units under LTIP, net of forfeitures and tax withholding	156,271	(109)	—	—	—	(109)
Unit-based compensation expenses	—	3,610	—	—	—	3,610
Transfer of assets between entities under common control in excess of historical costs	—	—	249	—	—	249
Partner distributions	—	(264,174)	(10,314)	—	—	(274,488)
Accrued distributions to phantom units	—	(250)	—	—	—	(250)
Net income	—	65,432	7,010	—	1,177	73,619
Distributions to Series A Preferred Units	—	(7,635)	(146)	—	—	(7,781)
Accretion of Series A Preferred Units	—	(201)	—	—	—	(201)
Net cash flow hedge amounts reclassified to earnings	—	—	—	19,018	—	19,018
Net change in fair value of cash flow hedges	—	—	—	(12,678)	—	(12,678)
Balance—December 31, 2011	157,437,608	$3,173,090	$329,876	$(4,759)	$32,869	$3,531,076
See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2011
(Tabular dollar amounts, except per unit data, are in thousands)
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
In March 2009, the Partnership contributed RIG to HPC in exchange for a noncontrolling general partner interest in that joint venture. Accordingly, the Partnership no longer consolidates RIG in its financial statements, and accounts for its investment in HPC under the equity method. Transactions between the Partnership and HPC involve the transportation of natural gas, contract compression services, and the provision of administrative support. Because these transactions are immediately realized, the Partnership does not eliminate these transactions with its equity method investee.
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

May 26, 2010
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

May 26, 2010
Working capital	$(3,286)
Gathering and transmission systems	471,169
Compression equipment	745,838
Gas plants and buildings	116,967
Other property, plant and equipment	100,264
Construction-in-progress	114,146
Other long-term assets	37,694
Investment in unconsolidated affiliate	739,164
Intangible assets	666,360
Goodwill	789,789
$3,778,105
Less:
Series A Preferred Units	70,793
Fair value of long-term debt	1,239,863
Other long-term liabilities	57,517
Total fair value of partners’ capital	$2,409,932
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
Basis of presentation. The consolidated financial statements of the Partnership have been prepared in accordance with GAAP and include the accounts of all controlled subsidiaries after the elimination of all intercompany accounts and transactions. Certain prior year numbers have been conformed to the current year presentation.
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
Equity Method Investments. The equity method of accounting is used to account for the Partnership’s interest in investments of greater than 20% voting interest or exerts significant influence over an investee and where the Partnership lacks control over the investee.
Other Current Assets and Other Current Liabilities. As of December 31, 2011 and 2010, other current assets included inventories of $21.2 million and $4.4 million, respectively, and other current liabilities included accrued interest of $26.8 million and $11.8 million, respectively.
Property, Plant and Equipment. Property, plant and equipment is recorded at historical cost of construction or, upon acquisition, the fair value of the assets acquired. Gains or losses on sales or retirements of assets are included in operating income unless the disposition is treated as discontinued operations. Natural gas and NGLs used to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Financing costs associated with the construction of larger assets requiring ongoing efforts over a period of time are capitalized. For the year ended December 31, 2011, the period from May 26, 2010 to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009, the Partnership capitalized interest of $1.2 million, $1.4 million, $0.9 million and $1.7 million, respectively. The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Expenditures to extend the useful lives of the assets are capitalized.

The Partnership accounts for its asset retirement obligations by recognizing on its balance sheet the net present value of any legally-binding obligation to remove or remediate the physical assets that it retires from service, as well as any similar obligations for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Partnership. While the Partnership is obligated under contractual agreements to remove certain facilities upon their retirement, management is unable to reasonably determine the fair value of such asset retirement obligations because the settlement dates, or ranges thereof, were indeterminable and could range up to 95 years, or the undiscounted amounts are immaterial. An asset retirement obligation will be recorded in the periods wherein management can reasonably determine the settlement dates.
Depreciation expense related to property, plant and equipment was $138.4 million, $60.1 million, $37.1 million and $89.7 million for the year ended December 31, 2011, the period from May 26, 2010 to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009, respectively. Depreciation of property, plant and equipment is recorded on a straight-line basis over the following estimated useful lives:

Functional Class of Property	Useful Lives (Years)
Gathering and Transmission Systems	10 - 20
Compression Equipment	3 - 30
Gas Plants and Buildings	10 - 35
Other property, plant and equipment	3 - 15
Intangible Assets. As of December 31, 2011, intangible assets consisted of trade names and customer relations, and are amortized on a straight line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The estimated useful lives range from 20 to 30 years. Prior to the ETE Acquisition, the Partnership’s intangible assets consisted of (i) permits and licenses, (ii) customer contracts, (iii) trade names, and (iv) customer relations. The intangibles were amortized on a straight line basis over their estimated useful lives which ranged from 3 to 30 years.
The Partnership assesses long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts exceed the fair value of the assets. The Partnership did not record any impairment in 2011, 2010 or 2009.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually based on the carrying values as of December 31, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered. Impairment is indicated when the carrying amount of a reporting unit exceeds its fair value. To estimate the fair value of the reporting units, the Partnership makes estimates and judgments about future cash flows, as well as revenues, cost of sales, operating expenses, capital expenditures and net working capital based on assumptions that are consistent with the Partnership’s most recent forecast. At the time it is determined that an impairment has occurred, the carrying value of the goodwill is written down to its fair value. The Partnership did not record any impairment in 2011, 2010 or 2009.
Other Assets, net. Other assets, net primarily consists of debt issuance costs, which are capitalized and amortized to interest expense, net over the life of the related debt.
Gas Imbalances. Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as other current assets or other current liabilities using then current market prices or the weighted average prices of natural gas or NGLs at the plant or system pursuant to imbalance agreements for which settlement prices are not contractually established. Within certain volumetric limits determined at the sole discretion of the creditor, these imbalances are generally settled by deliveries of natural gas. Imbalance receivables and payables as of December 31, 2011 and 2010 were immaterial.
Revenue Recognition. The Partnership earns revenue from (i) domestic sales of natural gas, NGLs and condensate, (ii) natural gas gathering, processing and transportation, (iii) contract compression services, and (iv) contract treating services. Revenue associated with sales of natural gas, NGLs and condensate are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery occurs. Revenue associated with transportation and processing fees are recognized when the service is provided. For contract compression and contract treating services, revenue is recognized when the service is performed. For gathering and processing services, the Partnership receives either fees or commodities from natural gas producers depending on the type of contract. Commodities received are in turn sold and recognized as revenue in accordance with the criteria outlined above. Under the percentage-of-proceeds contract type, the Partnership is paid for its services by keeping a percentage of the NGLs produced and a percentage of the residue gas resulting from processing the natural gas. Under the percentage-of-index contract type, the Partnership earns revenue by purchasing wellhead natural gas at a percentage of the index price and selling processed natural gas and NGLs at a price approximating the index price to third parties. The Partnership generally reports revenue gross in the consolidated statements of operations when it acts as the principal, takes title to the product, and incurs the risks and rewards of ownership. Revenue for fee-based arrangements is presented net, because the Partnership takes the role of an agent for the producers. Allowance for doubtful accounts is determined based on historical write-off experience and specific identification.
Derivative Instruments. The Partnership’s net income and cash flows are subject to volatility stemming from changes in market prices such as natural gas prices, NGLs prices, processing margins and interest rates. The Partnership uses natural gas, ethane, propane, butane, natural gasoline, and condensate swaps as well as ethane put options to create offsetting positions to specific commodity price exposures, and uses interest rate swap contracts to create offsetting positions to specific interest rate exposures. Derivative financial instruments are recorded on the balance sheet at their fair value based on their settlement date. The Partnership employs derivative financial instruments in connection with an underlying asset, liability and/or anticipated transaction and not for speculative purposes. Derivative financial instruments qualifying for hedge accounting treatment have been designated by the Partnership as cash flow hedges. The Partnership enters into cash flow hedges to hedge the variability in cash flows related to a forecasted transaction. At inception, the Partnership formally documents the relationship between the hedging instrument and the hedged item, the risk management objectives, and the methods used for assessing and testing correlation and hedge effectiveness. The Partnership also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective in offsetting changes in cash flows of the hedged item. Furthermore, the Partnership regularly assesses the creditworthiness of counterparties to manage the risk of default. If the Partnership determines that a derivative is no longer highly effective as a hedge, it discontinues hedge accounting prospectively by including changes in the fair value of the derivative in current earnings. For cash flow hedges, changes in the derivative fair values, to the extent that the hedges are effective, are recorded as a component of accumulated other comprehensive income (loss) until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a cash flow hedge’s change in value is recognized immediately in earnings. In the statement of cash flows, the effects of settlements of derivative instruments are classified consistent with the related hedged transactions. For the Partnership’s derivative financial instruments that were not designated for hedge accounting, the change in market value is recorded as a component of net realized and unrealized (loss) gain from derivatives in the consolidated statements of operations.
Benefits. The Partnership previously provided medical, dental, and other healthcare benefits to employees, including providing a matching contribution for employee contributions to their 401(k) accounts, which vested ratably over 3 years. Effective January 1, 2011, the Partnership's 401(k) plan merged with and into that of ETP. As a result of the merger, the Partnership’s matching contributions that had not yet fully vested became fully vested, effective immediately. All future matching contributions from the Partnership to the employee 401(k) accounts will vest immediately. The amount of matching contributions for the year ended December 31, 2011, the period from May 26, 2010 to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009, were $2.7 million, $2 million, $0.5 million and $1.3 million, respectively, and were recorded in general and administrative expenses. The Partnership has no pension obligations or other post employment benefits.
Income Taxes. The Partnership is generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. The Partnership is subject to the gross margins tax enacted by the state of Texas. The Partnership has a wholly-owned subsidiary that is subject to income tax and provides for deferred income taxes using the asset and liability method. Accordingly, deferred taxes are recorded for differences between the tax and book basis that will reverse in future periods. The Partnership’s deferred tax liabilities of $5.8 million and $6.2 million as of December 31, 2011 and 2010, respectively, relate to the difference between the book and tax basis of property, plant and equipment and intangible assets and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Partnership follows the guidance for uncertainties in income taxes where a liability for an unrecognized tax benefit is recorded for a tax position that does not meet the “more likely than not” criteria. The Partnership has not recorded any uncertain tax positions meeting the more likely than not criteria as of December 31, 2011 and 2010. The Partnership recognized current federal income tax expense (benefit) of $0.0 million, $0.6 million, $(0.2) million and $(0.4) million and deferred income tax expense (benefit) of $(0.4) million, $(0.1) million, $0.3 million and $(1.2) million using a 35% effective rate for the year ended December 31, 2011, the period from May 26, 2010 to December 31, 2010, the period from January 1, 2010 to May 25, 2010 and the year ended December 31, 2009, respectively.
On December 31, 2010, Gulf States Transmission Corporation converted to a limited liability company, resulting in a $0.2 million net tax expense.
The IRS commenced audits of our 2007 and 2008 federal income tax returns on January 27, 2010. The IRS has now completed its audit of these returns and proposed certain adjustments.  We have filed a protest with the IRS to initiate the appeals process and appeal certain of these adjustments.  Until this matter is fully resolved, it is not known whether any amounts ultimately recorded would be material, or how such adjustments would affect unitholders.  The IRS is also conducting an audit of the 2007 through 2009 tax returns of one of our wholly-owned subsidiaries and has proposed certain adjustments which we expect to appeal. The statute of limitations for each of these audits has been extended to December 31, 2012. We, through our tax matters partner and our tax advisers, will cooperate with the IRS examiners auditing these returns.
Equity-Based Compensation. The Partnership accounts for equity-based compensation by recognizing the grant-date fair value of awards into expense as they are earned, using an estimated forfeiture rate. The forfeiture rate assumption is reviewed annually to determine whether any adjustments to expense are required.
Earnings per Unit. Basic net income per common unit is computed through the use of the two-class method, which allocates earnings to each class of equity security based on their participation in distributions and deemed distributions. Accretion of the Series A Preferred Units and the beneficial conversion feature related to the Class D common units are considered deemed distributions. Distributions and deemed distributions to the Series A Preferred Units as well as the beneficial conversion feature of the Class D common units reduce the amount of net income available to the general partner and limited partner interests. The general partners’ interest in net income or loss consists of its respective percentage interest, make- whole allocations for any losses allocated in a prior tax year and IDRs. After deducting the General Partner’s interest, the limited partners’ interest in the remaining net income or loss is allocated to each class of equity units based on distributions and beneficial conversion feature amounts, if applicable, then divided by the weighted average number of common and subordinated units outstanding in each class of security. Diluted net income per common unit is computed by dividing limited partners’ interest in net income, after deducting the General Partner’s interest, by the weighted average number of units outstanding and the effect of non-vested restricted units, phantom units, Series A Preferred Units and unit options. Common and subordinated units were considered to be a single class for the year ended December 31, 2009. For special classes of common units issued with a beneficial conversion feature, the amount of the benefit associated with the period is added back to net income and the unconverted class is added to the denominator.
Revision to Partners’ Capital Accounts. In 2009, the Partnership revised the allocation of net income between the General Partner and common unitholders to reflect the income allocation provisions of the Partnership agreement. The effect of this revision was not material to the prior financial statements.
Recently Issued Accounting Standards. In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), which gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. The Partnership adopted and applied this standard to its annual impairment tests performed for certain of our reporting units during the year ended December 31, 2011. There was no material impact to the Partnership's financial position or results of operations as a result of the adoption of this standard.
3. Partners’ Capital and Distributions
Public Common Unit Offerings. In October 2011, the Partnership issued 11,500,000 common units representing limited partnership interests in a public offering at a price of $20.92 per common unit, resulting in net proceeds of $231.8 million which were used to repay outstanding borrowings under the revolving credit facility. In August 2010, the Partnership sold 17,537,500 common units and received $408.1 million in proceeds, inclusive of the General Partner’s proportionate capital contribution. In December 2009, the Partnership sold 12,075,000 common units and received $225 million in proceeds, inclusive of the General Partner’s proportionate capital contribution.
Private Common Unit Offerings. In May 2011, the Partnership sold 8,500,001 common units representing limited partnership interests resulting in net proceeds of $203.9 million, to partially fund its capital contribution to Lone Star. These units were issued in a private placement conducted in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended, under section 4(2) thereof. These units were subsequently registered with the SEC.
In May 2010, the Partnership issued 26,266,791 common units, valued at $584.4 million, to ETE, to purchase a 49.9% interest in MEP. These units were issued in a private placement conducted in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof. Subsequently, ETE contributed $12.3 million as the General Partner’s proportionate capital.
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

Noncontrolling Interest. The Partnership operates a gas gathering joint venture in south Texas in which other third party companies own a 40% interest, which is reflected on the balance sheet as noncontrolling interest.
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
General Partner Interest and Incentive Distribution Rights. The General Partner is entitled to its proportionate share of all quarterly distributions that the Partnership makes prior to its liquidation. The General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest. The General Partner’s initial 2% interest in these distributions has been reduced since the Partnership has issued additional units and the General Partner has not contributed a proportionate amount of capital to the Partnership to maintain its General Partner interest. The General Partnership ownership interest as of December 31, 2011 was 1.8%. This General Partner interest is represented by 2,804,592 equivalent units as of December 31, 2011.
The IDRs held by the General Partner entitle it to receive an increasing share of Available Cash when pre-defined distribution targets are achieved. The General Partner’s IDRs are not reduced if the Partnership issues additional units in the future and the general partner does not contribute a proportionate amount of capital to the Partnership to maintain its general partner interest.
Distributions of Available Cash. The partnership agreement requires that it make distributions of Available Cash from operating surplus for any quarter after the subordination period as set forth in the partnership agreement.
Distributions. The Partnership made the following cash distributions per unit during the years ended December 31, 2011 and 2010:

Distribution Date	Cash Distribution (per common unit)
November 14, 2011	$0.455
August 12, 2011	0.450
May 13, 2011	0.445
February 14, 2011	0.445

November 12, 2010	0.445
August 13, 2010	0.445
May 14, 2010	0.445
February 14, 2010	0.445
The Partnership paid a cash distribution of $0.46 per common unit on February 13, 2012 .

4. Income (Loss) per Limited Partner Unit
The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per unit computations for the years ended December 31, 2011 and 2009. For the periods from May 26, 2010 to December 31, 2010 and from January 1, 2010 to May 25, 2010, diluted earnings per unit equals basic because all instruments were antidilutive.

	Successor			Predecessor
	For the Year Ended December 31, 2011			For the Year Ended December 31, 2009
	Income (Numerator)	Units (Denominator)	Per-Unit Amount	Income (Numerator)	Units (Denominator)	Per-Unit Amount

Amounts allocated to common units	$57,450	145,490,869	$0.39	$131,752	80,582,705	$1.63
Effect of Dilutive Securities
Common unit options	—	19,192		—	—
Phantom units	—	148,388		—	100,764
Series A Preferred Units	(9,991)	4,632,389		—	—
Class D common units	$—	—		$820	797,425
Diluted Earnings per Unit	$47,459	150,290,838	$0.32	$132,572	81,480,894	$1.63
In connection with the CDM acquisition, the Partnership issued 7,276,506 Class D common units. At the commitment date, the sales price of $30.18 per unit represented a $1.10 discount from the fair value of the Partnership’s common units. This discount represented a beneficial conversion feature that is treated as a non-cash distribution for purposes of calculating earnings per unit. The beneficial conversion feature is reflected in income per unit using the effective yield method over the period the Class D common units were outstanding, as indicated on the statements of operations in the line item entitled “beneficial conversion feature for Class D common units.” The Class D common units converted into common units without the payment of further consideration on a one-for-one basis on February 9, 2009 and no additional Class D common units have been issued.
The following data show securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to (May 25, 2010)	Year Ended December 31, 2009
Restricted (non-vested) common units	—	—	396,918	566,493
Common unit options	—	259,650	298,400	357,489
Phantom units*	—	366,489	369,346	—
Series A Preferred Units	—	4,584,192	4,584,192	1,449,211
 _______________________

*	Amount assumes maximum conversion rate for market condition awards.
The partnership agreement requires that the General Partner shall receive a 100% allocation of income until its capital account is made whole for all of the net losses allocated to it in prior years.
5. Acquisitions and Dispositions
2011
Lone Star. On May 2, 2011, the Partnership contributed $592.7 million in cash to Lone Star, in exchange for its 30% interest. Lone Star, a newly formed joint venture that is owned 70% by ETP and 30% by the Partnership, completed its acquisition of all of the membership interest in LDH, a wholly-owned subsidiary of Louis Dreyfus Highbridge Energy LLC, for $1.98 billion in cash. To fund a portion of this capital contribution, the Partnership issued 8,500,001 common units representing limited partnership interests with net proceeds of $203.9 million. The remaining portion of the Partnership’s capital contribution was funded by additional borrowings under its revolving credit facility.

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
Ranch JV. On December 2, 2011, Ranch JV was formed by the Partnership, APM and CM, each owning a 33.33% interest in the joint venture. Ranch JV, upon completion of construction in 2012, will process natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas.
2010
HPC. On April 30, 2010, the Partnership purchased an additional 6.99% general partner interest in HPC from EFS Haynesville, bringing its total general partner interest in HPC to 49.99%. The purchase price of $92.1 million was funded by borrowings under the Partnership’s revolving credit facility. Because this transaction occurred between two entities under common control, partners’ capital was decreased by $17 million, which represented a deemed distribution of the excess purchase price over EFS Haynesville’s carrying amount of $75.1 million.
MEP. On May 26, 2010, the Partnership purchased a 49.9% interest in MEP from ETE. The Partnership issued 26,266,791 common units to ETE, valued at $584.4 million, and received a working capital adjustment of $4.6 million from ETE that was recorded as an adjustment to investment in unconsolidated affiliates. Because this transaction occurred between two entities under common control, partners’ capital was increased by $8.9 million, which represented a deemed contribution of the excess carrying amount of ETE’s investment of $588.7 million over the purchase price. MEP owns approximately 500 miles of natural gas pipelines that extend from the southeast corner of Oklahoma, across northeast Texas, northern Louisiana, central Mississippi and into Alabama.
Disposition of East Texas Assets. In July 2010, the Partnership sold its gathering and processing assets located in east Texas for $70.2 million in cash. The financial results of these assets have been reclassified to discontinued operations in accordance with applicable accounting standards. Revenues for these assets for the period from May 26, 2010 to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009 were $9.5 million, $24.2 million and $46.2 million, respectively.
Zephyr. On September 1, 2010, the Partnership completed the Zephyr acquisition for $193.3 million in cash that was funded by borrowings under the Partnership’s revolving credit facility. Zephyr owns and operates a fleet of equipment used in gas treating. The primary treatment services include carbon dioxide and hydrogen sulfide removal, dehydration, natural gas cooling and BTU management. The acquisition of Zephyr further increased the Partnership’s fee-based revenues. From September 1, 2010 through December 31, 2010, revenues and net income attributable to Zephyr’s operations of $13.7 million and $5.9 million, respectively are included in the Partnership’s results of operations. The total purchase price was allocated as follows:

September 1, 2010
Cash and cash equivalents	$1,983
Trade accounts receivable	6,580
Other current assets	128
Gas plants and buildings	80,859
Other property, plant and equipment	303
Intangible assets	119,379
Total assets acquired	$209,232
Trade accounts payable	(8,364)
Deferred revenues	(6,408)
Other current liabilities	(1,164)
Net assets acquired	$193,296

2009
HPC. In March 2009, the Partnership completed a joint venture arrangement among Regency HIG, EFS Haynesville, and the Alinda Investors. The Partnership contributed RIG, which owns RIGS, with a fair value of $401.4 million, to HPC, in exchange for a 38% general partner interest in HPC. EFS Haynesville and Alinda Investors contributed $126.9 million and $528.3 million in cash, respectively, to HPC in return for a 12% general partner and a 50% general partner interest, respectively. The disposition and deconsolidation resulted in the recording of a $133.5 million gain (of which $52.8 million represents the remeasurement of the Partnership’s retained 38% general partner interest to its fair value), net of transaction costs of $5.5 million.
In September 2009, the Partnership purchased a 5% general partner interest in HPC from EFS Haynesville for $63 million, increasing the Partnership’s general partner ownership percentage from 38% to 43%. Because the transaction occurred between two entities under common control, the Partnership’s general partner interest was reduced by $10.2 million, which represented a deemed distribution of the excess purchase price over EFS Haynesville’s carrying amount.
6. Investment in Unconsolidated Affiliates
Investment in HPC. HPC was established in March 2009 and as of December 31, 2011, the Partnership owned a 49.99% general partner interest in HPC. As of December 31, 2011 and December 31, 2010, the carrying value of the Partnership’s general partner interest in HPC was $682.1 million and $698.8 million, respectively. The following table summarizes the changes in the Partnership's investment in HPC:

	Successor		Predecessor
HPC	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to Disposition (May 25, 2010)	Period from Inception (March 18, 2009) to December 31, 2009
Contributions to HPC	$—	$—	$20,210	$401,356
Purchase of additional HPC general partner interest	—	—	75,114	52,803
Distributions received from HPC	65,465	52,668	12,446	8,926
Return of investment received from HPC	—	19,995	—	—
Partnership’s share of HPC’s net income	54,582	35,684	15,872	7,886
Amortization of excess fair value of investment in HPC	5,847	3,410	—	—
As discussed in Note 1, the Partnership’s investment in HPC was adjusted to its fair value on May 26, 2010 and the excess fair value over net book value was comprised of two components: (1) $154.9 million was attributed to HPC’s long-lived assets and is being amortized as a reduction of income from unconsolidated affiliates over the useful lives of the respective assets, which vary from 15 to 30 years, and (2) $32.4 million could not be attributed to a specific asset and therefore will not be amortized in future periods.
Investment in MEP. The Partnership purchased a 49.9% interest in MEP from ETE on May 26, 2010. On September 1, 2011, the Partnership purchased an additional 0.1% interest in MEP from ETP for $1.2 million in cash, bringing the total membership interest to 50%. As of December 31, 2011 and December 31, 2010, the carrying value of the Partnership’s interest in MEP was $613.9 million and $652.5 million, respectively. The following table summarizes the changes in the Partnership's investment in MEP:

MEP	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010
Contributions to MEP	$—	$85,828
Purchase of additional MEP interest	1,355	—
Distributions received from MEP	82,512	43,306
Partnership’s share of MEP’s net income	42,617	21,219
Investment in Lone Star. On May 2, 2011, the Partnership contributed $592.7 million to Lone Star, in exchange for its 30% interest. To fund a portion of this capital contribution, the Partnership issued 8,500,001 common units representing limited partnership interests with net proceeds of $203.9 million. The remaining portion of the Partnership’s capital contribution was funded by additional borrowings under its revolving credit facility.

As of December 31, 2011, the carrying value of the Partnership’s interest in Lone Star was $628.7 million. Amounts recorded with respect to Lone Star for the period ended December 31, 2011 are summarized in the table below:

Lone Star	Period from Initial Contribution (May 2, 2011) to December 31, 2011
Contributions to Lone Star	$645,265
Return of investments from Lone Star	22,698
Distributions received from Lone Star	22,037
Partnership’s share of Lone Star’s net income	28,188
Investment in Ranch JV. Ranch JV was created by the Partnership, APM and CM in December 2011, each owns an equal 33.33% interest of the joint venture. As of December 31, 2011, the Partnership has not made any capital contributions into Ranch JV; and Ranch JV has not commenced its business operations.
7. Derivative Instruments
Policies. The Partnership established comprehensive risk management policies and procedures to monitor and manage the market risks associated with commodity prices, counterparty credit, and interest rates. The General Partner is responsible for delegation of transaction authority levels, and the Audit and Risk Committee of the General Partner is responsible for the overall management of these risks, including monitoring exposure limits. The Audit and Risk Committee receives regular briefings on exposures and overall risk management in the context of market activities.
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
The Partnership has swap contracts settled against NGLs (ethane, propane, butane, and natural gasoline), condensate and natural gas market prices. The Partnership also has put options settled against ethane. The Partnership will exercise these options only when the market prices for ethane is below the price that the Partnership has locked on these options.
As of December 31, 2011 all of the Partnership's commodity swap contracts were accounted for as cash flow hedges, and the Partnership's put options were accounted for on mark-to-market basis. On January 1, 2012, the Partnership, for accounting purposes, de-designated its swap contracts and will account for these contracts using the mark-to-market method of accounting. Upon the de-designation of these trades, the Partnership has $4.8 million in net hedging losses in accumulated other comprehensive loss which will be amortized to earnings over the next 2.25 years, of which $5.2 million of net hedging losses will be amortized to revenues in the next 12 months.
Interest Rate Risk. The Partnership is exposed to variable interest rate risk as a result of borrowings under its credit facility. As of December 31, 2011 and December 31, 2010, the Partnership had $332 million and $285 million, respectively, of outstanding borrowings exposed to variable interest rate risk. The Partnership’s $300 million interest rate swaps expired in March 2010. In April 2010, the Partnership entered into two-year interest rate swaps related to $250 million of borrowings under its revolving credit facility, effectively locking the base rate for these borrowings at 1.325% through April 2012. As of December 31, 2011 the interest rate swaps were accounted for using the mark-to-market method of accounting.
Credit Risk. The Partnership's resale of NGLs, condensate, and natural gas exposes it to credit risk, as the margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss can be very large relative to overall profitability on these transactions. The Partnership attempts to ensure that it issues credit only to creditworthy counterparties and that in appropriate circumstances any such extension of credit is backed by adequate collateral, such as a letter of credit or parental guarantee from a parent company with potentially better credit.
The Partnership is exposed to credit risk from its derivative counterparties. The Partnership does not require collateral from these counterparties. The Partnership deals primarily with financial institutions when entering into financial derivatives, and utilizes master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of December 31, 2011 was $4.8 million, which would be reduced by $4.6 million due to the netting feature. The Partnership has elected to present assets and liabilities under master netting agreements gross on the condensed consolidated balance sheets.
Embedded Derivatives. The Series A Preferred Units contain embedded derivatives which are required to be bifurcated and accounted for separately, such as the holders' conversion option and the Partnership's call option. These embedded derivatives are accounted for using mark-to-market accounting. The Partnership does not expect the embedded derivatives to affect its cash flows.
The Partnership’s derivative assets and liabilities, including credit risk adjustments, for the years ended December 31, 2011 and 2010 are detailed below:

	Assets		Liabilities
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Derivatives designated as cash flow hedges
Current amounts
Commodity contracts	$4,065	$2,650	$10,065	$11,421
Long-term amounts
Commodity contracts	474	23	63	3,271
Total cash flow hedging instruments	4,539	2,673	10,128	14,692
Derivatives not designated as cash flow hedges
Current amounts
Ethane put options	309	—	—	—
Interest rate contracts	—	—	470	1,751
Long-term amounts
Interest rate contracts	—	—	—	833
Embedded derivatives in Series A Preferred Units	—	—	39,049	57,023
Total derivatives not designated as cash flow hedges	309	—	39,519	59,607
Total derivatives	$4,848	$2,673	$49,647	$74,299

The Partnership's statement of operation for the year ended December 31, 2011 and 2010 were impacted by derivative instruments activities as detailed below:

		Successor		Predecessor
		Year Ended December 31, 2011	Period from May 26, 2010 to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009
		Change in Value Recognized in AOCI on Derivatives (Effective Portion)
Derivatives in cash flow hedging relationships:
Commodity derivatives		$(12,678)	$(11,099)	$14,371	$(19,958)
Interest rate swap derivatives		—	—	—	(2,082)
		$(12,678)	$(11,099)	$14,371	$(22,040)
	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Commodity derivatives	Revenue	$(19,018)	$—	$(5,200)	$54,260
Interest rate swap derivatives	Interest expense	—	—	(1,060)	(6,255)
		$(19,018)	$—	$(6,260)	$48,005
	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Ineffective Portion
Derivatives in cash flow hedging relationships:
Commodity derivatives	Revenue	$3	$(88)	$(799)	$108

	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) from De-designation Amortized from AOCI into Income
Derivatives not designated in a hedging relationship:
Commodity derivatives	Revenue	$—	$—	$4,115	$(611)
	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated in a hedging relationship:
Commodity derivatives	Revenue	$(58)	$(7,778)	$1,168	$(13,669)
Interest rate swap derivatives	Interest expense	(395)	(3,588)	(824)	—
Embedded derivatives	Other income & deductions	17,974	(8,390)	(4,039)	(15,686)
		$17,521	$(19,756)	$(3,695)	$(29,355)

8. Long-term Debt
Obligations in the form of senior notes and borrowings under the credit facilities are as follows:

	December 31, 2011	December 31, 2010
Senior notes	$1,355,147	$856,061
Revolving loans	332,000	285,000
Total	1,687,147	1,141,061
Less: current portion	—	—
Long-term debt	$1,687,147	$1,141,061
Availability under revolving credit facility:
Total credit facility limit	$900,000	$900,000
Revolving loans	(332,000)	(285,000)
Letters of credit	(19,000)	(16,015)
Total available	$549,000	$598,985
Long-term debt maturities as of December 31, 2011 for each of the next five years are as follows:

Year Ended December 31,	Amount
2012	$—
2013	—
2014	332,000
2015	—
2016	250,000
Thereafter	1,100,000
Total	$1,682,000	*
_______________________

*	Excludes an unamortized premium of $5.1 million as of December 31, 2011.
In the year ended December 31, 2011, the Partnership borrowed $940 million under its revolving credit facility; these borrowings were primarily to fund capital expenditures and acquisitions. During the same period, the Partnership repaid $893 million with proceeds from an equity offering and an issuance of senior notes. In the years ended December 31, 2010 and 2009, the Partnership borrowed $603 million and $191.7 million, respectively; these funds were used primarily to finance capital expenditures and acquisitions. During the same periods, the Partnership repaid $737.6 million, and $540.8 million, respectively, of these borrowings with proceeds from equity offerings.
Revolving Credit Facility. The Partnership, through RGS, has a $900 million revolving credit facility, including the availability for letters of credit of $200 million, that expires on June 15, 2014. RGS also has the option to request an additional $250 million in revolving commitments with ten business days written notice provided that no event of default has occurred or would result due to such increase, and all other additional conditions for the increase of the commitments set forth in the revolving credit facility have been met.
In March 2010, RGS entered into the Fifth Amended and Restated Credit Agreement that extended the maturity date of this facility to June 15, 2014 from August 15, 2011. The Partnership treated the March 2010 amendment of the revolving credit facility as a modification of an existing revolving credit agreement and, therefore, wrote off debt issuance costs of $1.8 million to interest expense, net in the period from January 1, 2010 to May 25, 2010. In addition, the Partnership paid and capitalized $15.9 million of loan fees which will be amortized over the remaining term. In May 2010, the Fifth Amended and Restated Credit Agreement amended certain definitions to include MEP, to allow for the pledge of the equity interest in MEP as indirect collateral, to permit certain investments in MEP by the Partnership and its affiliates and to require that the Partnership and its subsidiaries maintain a senior consolidated secured leverage ratio not to exceed three to one.
In May 2011, RGS amended its Fifth Amended and Restated Credit Agreement to permit the acquisition of equity interests in Lone Star and to allow for additional investments in Lone Star of up to $150 million. In December 2011, certain definitions were amended to include ELG and Ranch JV, allow for additional investments in Lone Star and ELG and allow for investments in Ranch JV. As of December 31, 2011, RGS is allowed additional investments in Lone Star of up to $550 million; additional investment in ELG of up to $250 million; investment in Ranch JV of up to $50 million; and additional investment in HPC of up to $250 million less the Partnership's ownership portion of HPC's indebtedness. In addition, RGS is allowed an additional investment in any joint venture of up to $250 million.
The revolving credit facility and the guarantees are senior to the Partnership’s and the guarantors’ unsecured obligations, to the extent of the value of the assets securing such obligations.
The outstanding balance under the of revolving credit facility bears interest at LIBOR plus a margin or alternative base rate (equivalent to the U.S. prime lending rate) plus a margin, or a combination of both. The alternate base rate used to calculate interest on base rate loans will be calculated based on the greatest to occur of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.00%. The applicable margin shall range from 1.50% to 2.25% for base rate loans, 2.50% to 3.25% for Eurodollar loans. The weighted average interest rates on the total amounts outstanding under the Partnership's revolving credit facility was 3.18%, 2.96%, 3.30% and 3.24% as of December 31, 2011, December 31, 2010, May 25, 2010 and December 31, 2009, respectively.
RGS must pay (i) a commitment fee ranging from 0.375% to 0.50% per annum of the unused portion of the revolving loan commitments, (ii) a participation fee for each revolving lender participating in letters of credit ranging from 2.50% to 3.25% per annum of the average daily amount of such lender’s letter of credit exposure and (iii) a fronting fee to the issuing bank of letters of credit equal to 0.125% per annum of the average daily amount of the letter of credit exposure. These fees are included in interest expense, net in the consolidated statement of operations.
The revolving credit facility contains financial covenants requiring RGS and its subsidiaries to maintain debt to consolidated EBITDA (as defined in the credit agreement) ratio less than 5.25, consolidated EBITDA to consolidated interest expense ratio greater than 2.75 and a secured debt to consolidated EBITDA ratio less than 3. At December 31, 2011 and 2010, RGS and its subsidiaries were in compliance with these covenants.
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
Senior Notes due 2013. During the fourth quarter of 2010, in connection with the issuance of $600 million of senior notes due 2018 as further described below, the Partnership redeemed all of its $357.5 million senior notes due 2013. Accordingly, a redemption premium of $17.2 million was charged to loss on debt refinancing, net in the consolidated statement of operations. In addition, the Partnership wrote off the unamortized loan fee of $5 million and unamortized bond premium of $6.4 million to a loss on debt refinancing, net in the consolidated statement of operations.
Senior Notes due 2016. In May 2009, the Partnership and Finance Corp. issued $250 million of senior notes in a private placement that mature on June 1, 2016 ("2016 Notes"). The 2016 Notes bear interest at 9.375% with interest payable semi-annually in arrears on June 1 and December 1. The Partnership received net proceeds of $236.2 million upon issuance. The net proceeds were used to partially repay revolving loans under the Partnership’s revolving credit facility.

At any time before June 1, 2012, up to 35% of the 2016 Notes can be redeemed at a price of 109.375% plus accrued interest. Beginning June 1, 2013, the Partnership may redeem all or part of these notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

June 1 of year ending:	Percentage of Redemption
2013	104.688%
2014	102.344%
2015 and thereafter	100.000%
At any time prior to June 1, 2013, the Partnership may also redeem all or part of the notes at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at June 1, 2013 plus (ii) all required interest payments due on the note through June 1, 2013, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
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
The 2016 Notes contain various covenants that limit, among other things, the Partnership’s ability, and the ability of certain of its subsidiaries, to:

•	incur additional indebtedness;

•	pay distributions on, or repurchase or redeem equity interests;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates; and

•	sell assets, consolidate or merge with or into other companies.
If the 2016 Notes achieve investment grade ratings by both Moody’s and S&P and no default or event of default has occurred and is continuing, the Partnership will no longer be subject to many of the foregoing covenants. At December 31, 2011, the Partnership was in compliance with these covenants.
Senior Notes due 2018. In October, 2010, the Partnership and Finance Corp. issued $600 million of senior notes that mature on December 1, 2018 ("2018 Notes"). The 2018 Notes bear interest at 6.875% paid semi-annually in arrears on June 1 and December 1, commencing June 1, 2011. The Partnership capitalized $12.2 million in debt issuance costs that will be amortized to interest expense, net over the term of the senior notes. The proceeds were used to redeem the senior notes due 2013 and to partially repay outstanding borrowings under the Partnership’s revolving credit facility.
At any time before December 1, 2013, up to 35% of the 2018 Notes can be redeemed at a price of 106.875% plus accrued interest. Beginning December 1, 2014, the Partnership may redeem all or part of these notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

December 1 of year ending:	Percentage of Redemption
2014	103.438%
2015	101.719%
2016 and thereafter	100.000%
At any time prior to December 1, 2014, the Partnership may also redeem all or part of the notes at a price equal to 100% of the principal amount redeemed plus accrued interest and the applicable premium, which equals the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at December 1, 2014 plus (ii) all required interest payments due on the note through December 1, 2014, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
Upon a change of control (as defined) followed by a rating decline within 90 days, each holder of the 2018 Notes will be entitled to require the Partnership to purchase all or a portion of its notes at a purchase price of 101% plus accrued interest and liquidated damages, if any. The Partnership's ability to purchase the notes upon a change of control will be limited by the terms of its debt agreements, including the Partnership’s revolving credit facility.
The 2018 Notes contain various covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur additional indebtedness;

•	pay distributions on, or repurchase or redeem equity interests;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates; and

•	sell assets, consolidate or merge with or into other companies.
If the 2018 Notes achieve investment grade ratings by both Moody’s and S&P and no default or event of default has occurred and is continuing, the Partnership will no longer be subject to many of the foregoing covenants. At December 31, 2011, the Partnership was in compliance with these covenants.
Senior Notes due 2021. In May 2011, the Partnership and Finance Corp. issued $500 million in senior notes that mature on July 15, 2021 ("2021 Notes"). The 2021 Notes bear interest at 6.5% payable semi-annually in arrears on January 15 and July 15, commencing January 15, 2012. The Partnership capitalized $9.8 million in debt issuance costs that will be amortized to interest expense, net over the term of the 2021 Notes. The proceeds were used to repay borrowings outstanding under the Partnership’s revolving credit facility.
At any time prior to July 15, 2014, the Partnership may redeem up to 35% of the 2021 Notes at a price equal to 106.5% plus accrued interest. Beginning on July 15 of the years indicated below, the Partnership may redeem all or part of the 2021 Notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

July 15 of year ending:	Percentage of Redemption
2016	103.250%
2017	102.167%
2018	101.083%
2019 and thereafter at 100%	100.000%
At any time prior to July 15, 2016, the Partnership may also redeem all or part of the notes at a price equal to 100% of the principal amount redeemed plus accrued interest and the applicable premium, which equals the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at July 15, 2016 plus (ii) all required interest payments due on the note through July 15, 2016, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
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
The 2021 Notes contain various covenants that limit, among other things, the Partnership’s ability, and the ability of certain of its subsidiaries, to:

•	incur additional indebtedness;

•	pay distributions on, or repurchase or redeem equity interests;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates; and

•	sales assets, consolidate or merge with or into other companies.

If the 2021 Notes achieve investment grade ratings by both Moody’s and S&P and no default or event of default has occurred and is continuing, the Partnership will no longer be subject to many of the foregoing covenants. At December 31, 2011, the Partnership was in compliance with these covenants.
The 2016 Notes, 2018 Notes, and 2021 Notes are jointly and severally guaranteed by all of the Partnership’s current consolidated subsidiaries, other than Finance Corp. and a minor subsidiary, and by certain of its future subsidiaries. The senior notes and the guarantees are unsecured and rank equally with all of the Partnership’s and the guarantors’ existing and future unsecured obligations. The senior notes and the guarantees will be senior in right of payment to any of the Partnership’s and the guarantors’ future obligations that are, by their terms, expressly subordinated in right of payment to the notes and the guarantees. The senior notes and the guarantees will be effectively subordinated to the Partnership’s and the guarantors’ secured obligations, including the Partnership’s revolving credit facility, to the extent of the value of the assets securing such obligations.
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
9. Intangible Assets
Activity related to intangible assets, net consisted of the following:

	Contracts	Customer Relations	Trade Names	Permits and Licenses	Total
Predecessor
Balance at January 1, 2010	$126,332	$35,362	$30,508	$5,092	$197,294
Amortization	(3,322)	(817)	(975)	(214)	(5,328)
Balance at May 25, 2010	$123,010	$34,545	$29,533	$4,878	$191,966
	Customer Relations	Trade Names	Total
Successor
Balance at May 26, 2010	$600,860	$65,500	$666,360
Additions	119,379	—	119,379
Amortization	(13,673)	(1,911)	(15,584)
Balance at December 31, 2010	706,566	63,589	770,155
Amortization	(25,998)	(3,274)	(29,272)
Balance at December 31, 2011	$680,568	$60,315	$740,883
The average remaining amortization periods for customer relations and trade names are 26 and 18 years, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29.3 million.
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
The Partnership's financial assets and liabilities measured at fair value on a recurring basis are derivatives related to interest rate swaps, commodity swaps, ethane put options and embedded derivatives in the Series A Preferred Units. Derivatives related to interest rate, commodity swaps and ethane put options are valued using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as future interest rates and commodity prices. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk and are classified as Level 2 in the hierarchy. Embedded derivatives related to Series A Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected volatility, and are classified as Level 3 in the hierarchy.
The following table presents the Partnership’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2011			Fair Value Measurement at December 31, 2010
	Fair Value Total	Level 2	Level 3	Fair Value Total	Level 2	Level 3
Assets
Commodity Derivatives:
Natural Gas	$3,907	$3,907	$—	$2,481	$2,481	$—
Natural Gas Liquids	94	94	—	192	192	—
Condensate	538	538	—	—	—	—
Ethane - Put Options	309	309	—	—	—	—
Total Assets	$4,848	$4,848	$—	$2,673	$2,673	$—
Liabilities
Interest Rate Derivatives	$470	$470	$—	$2,584	$2,584	$—
Commodity Derivatives:
Natural Gas	—	—	—	427	427	—
Natural Gas Liquids	8,561	8,561	—	10,684	10,684	—
Condensate	1,567	1,567	—	3,581	3,581	—
Embedded Derivatives in Series A Preferred Units	39,049	—	39,049	57,023	—	57,023
Total Liabilities	$49,647	$10,598	$39,049	$74,299	$17,276	$57,023
The following table presents the changes in Level 3 derivatives measured on a recurring basis for the years ended December 31, 2011 and 2010. There were no transfers between Level 2 and Level 3 derivatives for the years ended December 31, 2011 and 2010.

Embedded Derivatives in Series A Preferred Units
Balance at January 1, 2010	$44,594
Change in fair value	4,039
Balance at May 25, 2010	48,633
Change in fair value	8,390
Balance at December 31, 2010	57,023
Additions	—
Change in fair value	(17,974)
Balance at December 31, 2011	$39,049
The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Long-term debt, other than the senior notes, is comprised of borrowings under which interest accrues under a floating interest rate structure. Accordingly, the carrying value approximates fair value.
The following table presents the estimated fair value of senior notes, based on third party market value quotations, as of December 31, 2011 and 2010:

Outstanding Senior Notes	December 31, 2011	December 31, 2010
2016 Notes	$276,250	$274,375
2018 Notes	643,500	607,500
2021 Notes	516,250	N/A

_______________________
N/A:    The 2021 Notes were issued in May 2011.
11. Leases
The following table is a schedule of future minimum lease payments for office space and certain equipment leased by the Partnership, that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011:

For the year ending December 31,	Operating
2012	$2,684
2013	1,793
2014	1,163
2015	1,072
2016	956
Thereafter	2,629
Total minimum lease payments	$10,297
On January 14, 2011, CDM exercised an early buyout option on a Master Lease Agreement between CDM and Caterpillar Financial Services Corporation to purchase the leased compression equipment for $9 million and terminated the agreement. The related annual rent expense of $1.2 million has been removed from the above table.
Total rent expense for operating leases, including those leases with terms of less than one year, was $3.2 million, $2.7 million, $2.4 million and $5.5 million, during the year ended December 31, 2011, the period from May 26, 2010 to December 31, 2010, the period from January 1, 2010 to May 25, 2010 and for the year ended December 31, 2009, respectively.
12. Commitments and Contingencies
Legal. The Partnership is involved in various claims, lawsuits and audits by taxing authorities incidental to its business. These claims and lawsuits in the aggregate are not expected to have a material adverse effect on the Partnership’s business, financial condition, results of operations or cash flows.
Keyes Litigation. In August 2008, Keyes Helium Company, LLC (“Keyes”) filed suit against RGS, the Partnership, the General Partner and various other subsidiaries. Keyes entered into an output contract with the Partnership’s predecessor-in-interest in 1996 under which it purchased all of the helium produced at the Lakin, Kansas processing plant. In September 2004, the Partnership decided to shut down its Lakin plant and contract with a third party for the processing of volumes processed at Lakin; as a result, the Partnership no longer delivered any helium to Keyes. In its suit, Keyes alleges it is entitled to damages for the costs of covering its purchases of helium. On May 7, 2010, the jury rendered a verdict in favor of the Partnership. No damages were awarded to the Plaintiffs. Plaintiffs have appealed the verdict. The hearing on appeal is expected to take place in the first half of 2012.
13. Series A Preferred Units
On September 2, 2009, the Partnership issued 4,371,586 Series A Preferred Units at a price of $18.30 per unit, less a 4% discount of $3.2 million and issuance costs of $0.2 million for net proceeds of $76.6 million, exclusive of the General Partner’s contribution of $1.6 million. The Series A Preferred Units are convertible to common units under terms described below, and if outstanding, are mandatorily redeemable on September 2, 2029 for $80 million plus all accrued but unpaid distributions thereon (the “Series A Liquidation Value”). The Series A Preferred Units receive fixed quarterly cash distributions of $0.445 per unit which began with the quarter ending March 31, 2010.
Distributions on the Series A Preferred Units were accrued for the first two quarters (and not paid in cash) and will result in an increase in the number of common units issuable upon conversion. If on any distribution payment date beginning March 31, 2010, the Partnership (1) fails to pay distributions on the Series A Preferred Units, (2) reduces the distributions on the common units to zero and (3) is prohibited by its material financing agreements from paying cash distributions, such distributions shall automatically accrue and accumulate until paid in cash. If the Partnership has failed to pay cash distributions in full for two quarters (whether or not consecutive) from and including the quarter ended on March 31, 2010, then if the Partnership fails to pay cash distributions on the Series A Preferred Units, all future distributions on the Series A Preferred Units that are accrued rather than being paid in cash by the Partnership will consist of the following: (1) $0.35375 per Series A Preferred Unit per quarter, (2) $0.09125 per Series A Preferred Unit per quarter (the “Common Unit Distribution Amount”), payable solely in common units, and (3) $0.09125 per Series A Preferred Unit per quarter (the “PIK Distribution Additional Amount”), payable solely in common units. The total number of common units payable in connection with the Common Unit Distribution Amount or the PIK Distribution Additional Amount cannot exceed $1.6 million in any period of 20 consecutive fiscal quarters.
Upon the Partnership’s breach of certain covenants (a “Covenant Default”), the holders of the Series A Preferred Units will be entitled to an increase of $0.1825 per quarterly distribution, payable solely in common units (the “Covenant Default Additional Amount”). All accumulated and unpaid distributions will accrue interest (i) at a rate of 2.432% per quarter, or (ii) if the Partnership has failed to pay all PIK Distribution Additional Amounts or Covenant Default Additional Amounts or any Covenant Default has occurred and is continuing, at a rate of 3.429% per quarter while such failure to pay or such Covenant Default continues.
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
Commencing on September 2, 2014, if at any time the volume-weighted average trading price of the common units over the trailing 20-trading day period (the “VWAP Price”) is less than the then-applicable conversion price, the conversion ratio will be increased to: the quotient of (1) the Redeemable Face Amount on the date that the holder’s conversion notice is delivered, divided by (2) the product of (x) the VWAP Price set forth in the applicable conversion notice and (y) 91%, but will not be less than $10.
Also commencing on September 2, 2014, the Partnership will have the right at any time to convert all or part of the Series A Preferred Units into common units, if (1) the daily volume-weighted average trading price of the common units is greater than 150% of the then-applicable conversion price for 20 out of the trailing 30 trading days, and (2) certain minimum public float and trading volume requirements are satisfied.
In the event of a change of control, the Partnership will be required to make an offer to the holders of the Series A Preferred Units to purchase their Series A Preferred Units for an amount equal to 101% of their Series A Liquidation Value. In addition, in the event of certain business combinations or other transactions involving the Partnership in which the holders of common units receive cash consideration exclusively in exchange for their common units (a “Cash Event”), the Partnership must use commercially reasonable efforts to ensure that the holders of the Series A Preferred Units will be entitled to receive a security issued by the surviving entity in the Cash Event with comparable powers, preferences and rights to the Series A Preferred Units. If the Partnership is unable to ensure that the holders of the Series A Preferred Units will be entitled to receive such a security, then the Partnership will be required to make an offer to the holders of the Series A Preferred Units to purchase their Series A Preferred Units for an amount equal to 120% of their Series A Liquidation Value. If the Partnership enters into any recapitalization, reorganization, consolidation, merger, spin-off that is not a Cash Event, the Partnership will make appropriate provisions to ensure that the holders of the Series A Preferred Units receive a security with comparable powers, preferences and rights to the Series A Preferred Units upon consummation of such transaction. Subsequent to the ETE Acquisition, no unitholder exercised this option.
Holders may elect to convert Series A Preferred Units to common units beginning on March 2, 2010. As of December 31, 2011, the Series A Preferred Units were convertible to 4,632,389 common units.
Net proceeds from the issuance of Series A Preferred Units on September 2, 2009 was $76.6 million, of which $28.9 million was allocated to the initial fair value of the embedded derivatives and recorded into long-term derivative liabilities on the balance sheet. The remaining $47.7 million represented the initial value of the Series A Preferred Units and will be accreted to $80 million by deducting the accretion amounts from partners’ capital over 20 years. As disclosed in Note 1, the Series A Preferred Units were adjusted to fair value of $70.8 million on May 26, 2010.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Units for all income statement periods presented:

	Units	Amount
Balance at January 1, 2010	4,371,586	$51,711
Accretion to redemption value	—	55
Balance at May 25, 2010	4,371,586	51,766
Fair value adjustment	—	19,027
Balance at May 26, 2010	4,371,586	70,793
Accretion to redemption value	—	150
Balance at December 31, 2010	4,371,586	70,943
Accretion to redemption value	—	201
Balance at December 31, 2011	4,371,586	$71,144	*
 _______________________

*
The amount will be accreted to $80 million plus any accrued and unpaid distributions by deducting amounts from partners’ capital over the remaining periods until the mandatory redemption date of September 2, 2029.

14. Related Party Transactions
As of December 31, 2011 and 2010, details of the Partnership’s related party receivables and related party payables were as follows:

	December 31, 2011	December 31, 2010
Related party receivables
EPD	$41,781	$25,539
HPC	1,360	5,823
ETE	554	970
Other	1,509	10
Total related party receivables	$45,204	$32,342
Related party payables
EPD	$1,469	$1,323
HPC	475	760
ETE	10,605	1,245
Other	76	10
Total related party payables	$12,625	$3,338
Transactions with ETE and its subsidiaries. Under a May 26, 2010 service agreement with Services Co., Services Co. performs certain services for the Partnership. The Partnership pays Services Co.’s direct expenses for these services, plus an annual fee of $10 million, and receives the benefit of any cost savings recognized for these services. The services agreement has a five year term from May 26, 2010 to May 26, 2015, subject to earlier termination rights in the event of a change in control, the failure to achieve certain cost savings for the Partnership or upon an event of default. Also, the Partnership, together with the General Partner and RGS entered into an operation and service agreement (the “Operations Agreement”) with ETC. Under the Operations Agreement, ETC will perform certain operations, maintenance and related services reasonably required to operate and maintain certain facilities owned by the Partnership. Pursuant to the Operations Agreement, the Partnership will reimburse ETC for actual costs and expenses incurred in connection with the provision of these services based on an annual budget agreed-upon by both parties. The Operations Agreement has an initial term of one year and automatically renews on a year-to-year basis upon expiration of the initial term. The Partnership incurred total service fees of $16.6 million and $5.8 million for the year ended December 31, 2011 and during the period from May 26, 2010 to December 31, 2010, respectively.
In conjunction with distributions made by the Partnership to the limited and general partner interests, ETE received cash distributions of $57.4 million and $27.7 million for the year ended December 31, 2011 and for the period from May 26, 2010 to December 31, 2010. During the period from May 26, 2010 to December 31, 2010, the Partnership received cash of $7.2 million from ETE, which represents the portion of the amount of the Partnership’s common unit distribution to be paid to ETE for the period of time that those units were not outstanding (April 1, 2010 to May 25, 2010).

ETE made capital contributions aggregating to $20.8 million, to maintain the General Partner’s 2% interest in the Partnership for the period from May 26, 2010 to December 31, 2010. The General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its general partner interest.
Prior to December 31, 2010, the employees operating the assets of the Partnership and its subsidiaries and all those providing staff or support services were employees of the General Partner. Pursuant to the Partnership agreement, the General Partner receives a monthly reimbursement for all direct and indirect expenses incurred on behalf of the Partnership. Reimbursements of $58 million, $44.2 million, $31.1 million and $33.8 million were recorded in the Partnership’s financial statements for the year ended December 31, 2011, for the period from May 26, 2010 to December 31, 2010, for the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009, respectively, as operation and maintenance expenses or general and administrative expenses, as appropriate. Effective January 1, 2011, certain employees of the General Partner became employees of ETP, and the Partnership reimburses ETP for all direct and indirect expenses incurred on behalf of the Partnership related to those employees. For the year ended December 31, 2011, a reimbursement of $21.6 million was recorded to ETP in the Partnership’s financial statements as operating expenses or general and administrative expenses.
In September 2011, the Partnership purchased a 0.1% interest in MEP from ETP for $1.2 million in cash.
The Partnership's Gathering and Processing segment, in the ordinary course of business, sells natural gas and NGLs to subsidiaries of ETE and records the revenue in gas sales and NGL sales. The Partnership’s Contract Compression segment provides contract compression services to ETP and records revenue in gathering, transportation and other fees on the statement of operations. The Partnership’s Contract Compression segment sold compression equipment to a subsidiary of ETP for $7.9 million for the year ended December 31, 2011. As these transactions are between entities under common control, partners’ capital was increased, which represented a deemed contribution of the excess sales price over the carrying amounts. The Partnership’s Contract Compression segment purchased compression equipment from a subsidiary of ETP for $33.1 million during the year ended December 31, 2011.
Transactions with HPC. Under a Master Services Agreement with HPC, the Partnership operates and provides all employees and services for the operation and management of HPC. For the year ended December 31, 2011, during the periods from May 26, 2010 to December 31, 2010, from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009, the related party general and administrative expenses reimbursed to the Partnership were $16.8 million, $9.8 million, $6.9 million and $4.7 million respectively, which is recorded in gathering, transportation and other fees on the statements of operations.
Upon the formation of HPC in March 2009, the Partnership was reimbursed by HPC for construction-in-progress incurred prior to formation of HPC at the cost of $80.6 million.
The Partnership’s Contract Compression segment provides contract compression services to HPC and records revenue in gathering, transportation and other fees on the statement of operations. The Partnership also receives transportation services from HPC and records the cost as cost of sales.
Transactions with EPD and its subsidiaries. EPD owns a portion of ETE’s outstanding common units and therefore is considered a related party along with any of its subsidiaries. The Partnership, in the ordinary course of business, sells natural gas and NGLs to subsidiaries of EPD and records the revenue in gas sales and NGL sales. The Partnership also incurs NGL processing fees and transportation fees with subsidiaries of EPD and records these fees as cost of sales. On January 18, 2012, EPD sold a significant portion of its ownership in ETE's common units. Subsequent to that transaction, EPD owns less than 5% of ETE's outstanding common units.
The Partnership’s Contract Compression segment provided contract compression services to CDM MAX LLC (“CDM MAX”), which was partially owned by an officer of CDM. In 2009, CDM MAX was purchased by a third party and, as a result, CDM MAX is no longer a related party. The Partnership’s related party revenue associated with CDM MAX was $1.1 million during the year ended December 31, 2009.

15. Concentration Risk
The following table provides information about the extent of reliance on major customers and gas suppliers. Total revenues and cost of sales from transactions with an external customer or supplier amounting to 10% or more of revenue or cost of gas and liquids are disclosed below, together with the identity of the reporting segment.

		Successor		Predecessor
	Reportable Segment	Year Ended December 31, 2011	Period from May 26, 2010 to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009
Customer
Customer A	Gathering and Processing	$366,259	$131,724	$88,003	$123,524
Customer B	Gathering and Processing	—	*	52,372	*
Supplier
Supplier A	Joint Ventures	$—	$—	$—	$14,053
Supplier A	Gathering and Processing	*	*	*	143,435
Supplier B	Gathering and Processing	132,679	—	—	—
_______________________

*	Amounts are less than 10% of the total revenue or cost of sales.
The Partnership is a party to various commercial netting agreements that allow it and contractual counterparties to net receivable and payable obligations. These agreements are customary and the terms follow standard industry practice. In the opinion of management, these agreements reduce the overall counterparty risk exposure.
16. Segment Information
During 2011, the Partnership changed the name of the Transportation segment to Joint Ventures segment, which represents the Partnership’s equity method investments in its four unconsolidated affiliates: HPC, MEP, Lone Star and Ranch JV.
Gathering and Processing. The Partnership provides “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs from the raw natural gas and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems.
Joint Ventures. The Partnership owns investments in four joint ventures:

•	a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets;

•
a 50% membership interest in MEP, which owns an interstate natural gas pipeline with approximately 500  miles stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama;

•
a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including pipelines, storage, fractionation and processing facilities located in the states of Texas, Mississippi and Louisiana; and

•	a 33.33% membership interest in Ranch JV, which, upon completion of construction in 2012, will process natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas.
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
Management evaluates the performance of each segment and makes capital allocation decisions through the separate consideration of segment margin and operation and maintenance expenses. Segment margin, for the Gathering and Processing and the Corporate and Others segments is defined as total revenues, including service fees, less cost of sales. In the Contract Compression segment and Contract Treating segment, segment margin is defined as revenues less direct costs.
Management believes segment margin is an important measure because it directly relates to volume, commodity price changes, revenue generating horsepower and revenue generating gallons per minute. Operation and maintenance expenses are a separate measure used by management to evaluate performance of field operations. Direct labor, insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of operation and maintenance expenses. These expenses fluctuate depending on the activities performed during a specific period. The Partnership does not deduct operation and maintenance expenses from total revenues in calculating segment margin because management separately evaluates commodity volume and price changes in segment margin. The Partnership does not record segment margin for the Joint Ventures segment because it records its ownership percentages of the net income in HPC, MEP, Lone Star and Ranch JV as income from unconsolidated affiliates in accordance with the equity method of accounting.
Results for each period, together with amounts related to balance sheets for each segment are shown below:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009
External Revenue
Gathering and Processing	$1,226,260	$606,944	$438,804	$879,439
Joint Ventures	—	—	—	9,078
Contract Compression	150,496	86,099	58,971	148,846
Contract Treating	39,604	13,662	—	—
Corporate and Others	17,538	9,908	7,275	5,914
Eliminations	—	—	—	—
Total	$1,433,898	$716,613	$505,050	$1,043,277
Intersegment Revenue
Gathering and Processing	$—	$—	$—	$(8,755)
Joint Ventures	—	—	—	4,933
Contract Compression	16,346	14,079	9,126	4,604
Contract Treating	397	—	—	—
Corporate and Others	296	185	91	296
Eliminations	(17,039)	(14,264)	(9,217)	(1,078)
Total	$—	$—	$—	$—
Cost of Sales
Gathering and Processing	$992,797	$496,933	$352,807	$656,764
Joint Ventures	—	—	—	2,297
Contract Compression	11,269	8,325	5,741	12,422
Contract Treating	10,545	2,208	—	—
Corporate and Others	(1,450)	(2,954)	(679)	(65)
Eliminations	(335)	(185)	(91)	3,526
Total	$1,012,826	$504,327	$357,778	$674,944
Segment Margin
Gathering and Processing	$233,463	$110,011	$85,997	$213,920
Joint Ventures	—	—	—	11,714
Contract Compression	155,573	91,853	62,356	141,028
Contract Treating	29,456	11,454	—	—
Corporate and Others	19,284	13,047	8,045	6,275
Eliminations	(16,704)	(14,079)	(9,126)	(4,604)
Total	$421,072	$212,286	$147,272	$368,333

Operation and Maintenance
Gathering and Processing	$97,566	$53,421	$33,430	$74,962
Joint Ventures	—	—	—	2,112
Contract Compression	63,442	37,067	23,476	45,744
Contract Treating	2,974	1,227	—	—
Corporate and Others	365	172	59	238
Eliminations	(16,704)	(14,079)	(9,123)	(5,976)
Total	$147,643	$77,808	$47,842	$117,080
Depreciation and Amortization
Gathering and Processing	$87,377	$45,547	$25,422	$59,654
Joint Ventures	—	—	—	2,448
Contract Compression	65,201	25,771	15,560	36,548
Contract Treating	12,325	3,684	—	—
Corporate and Others	3,781	965	802	1,448
Eliminations	—	—	—	—
Total	$168,684	$75,967	$41,784	$100,098
Income from Unconsolidated Affiliates
Gathering and Processing	$—	$—	$—	$—
Joint Ventures	119,540	53,493	15,872	7,886
Contract Compression	—	—	—	—
Contract Treating	—	—	—	—
Corporate and Others	—	—	—	—
Eliminations	—	—	—	—
Total	$119,540	$53,493	$15,872	$7,886
Expenditures for Long-Lived Assets
Gathering and Processing	$280,199	$93,398	$43,666	$84,097
Joint Ventures	—	—	—	22,367
Contract Compression	112,338	44,316	18,418	83,707
Contract Treating	7,445	18,106	—	—
Corporate and Others	6,357	3,403	1,703	2,912
Eliminations	—	—	—	—
Total	$406,339	$159,223	$63,787	$193,083
			December 31, 2011	December 31, 2010
Assets
Gathering and Processing			$1,959,697	$1,724,682
Joint Ventures			1,924,705	1,351,256
Contract Compression			1,405,600	1,411,325
Contract Treating			215,172	220,584
Corporate and Others			62,682	62,357
Eliminations			—	—
Total			$5,567,856	$4,770,204
Investment in Unconsolidated Affiliates
Gathering and Processing			$—	$—
Joint Ventures			1,924,705	1,351,256
Contract Compression			—	—
Contract Treating			—	—
Corporate and Others			—	—
Eliminations			—	—
Total			$1,924,705	$1,351,256
Goodwill
Gathering and Processing			$313,361	$313,361
Joint Ventures			—	—

Contract Compression	476,428	476,428
Contract Treating	—	—
Corporate and Others	—	—
Eliminations	—	—
Total	$789,789	$789,789
The table below provides a reconciliation of total segment margin to net income (loss) from continuing operations before income taxes:

	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to (May 25, 2010)	Year Ended December 31, 2009
Net income (loss) from continuing operations before income taxes	$74,084	$(4,176)	$(4,215)	$141,663
Add (deduct):
Operation and maintenance	147,643	77,808	47,842	117,080
General and administrative	67,408	43,739	37,212	57,863
(Gain) loss on assets sales, net	(2,372)	213	303	(133,282)
Depreciation and amortization	168,684	75,967	41,784	100,098
Income from unconsolidated affiliates	(119,540)	(53,493)	(15,872)	(7,886)
Interest expense, net	102,474	48,251	34,541	77,665
Loss on debt refinancing, net	—	15,748	1,780	—
Other income and deductions, net	(17,309)	8,229	3,897	15,132
Total segment margin	$421,072	$212,286	$147,272	$368,333
17. Equity-Based Compensation
In December 2011, the Partnership's unitholders approved the Regency Energy Partners LP 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”), which provides for awards of options to purchase the Partnership's common units; awards of the Partnership's restricted units, phantom units and common units; awards of distribution equivalent rights; awards of common unit appreciation rights; and other unit-based awards to employees, directors and consultants of the Partnership and its affiliates and subsidiaries. The 2011 Incentive Plan will be administered by the Compensation Committee of the board of directors, which may, in its sole discretion, delegate its powers and duties under the 2011 Incentive Plan to the Chief Executive Officer. Up to 3,000,000 of the Partnership’s common units may be granted as awards under the 2011 Incentive Plan, with such amount subject to adjustment as provided for under the terms of the 2011 Incentive Plan.
The 2011 Incentive Plan may be amended or terminated at any time by the board of directors or the Compensation Committee without the consent of any participant or unitholder, including an amendment to increase the number of common units available for awards under the plan; however, any material amendment, such as a change in the types of awards available under the plan, would require the approval of the unitholders of the Partnership. The Compensation Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in awards under the 2011 Incentive Plan in specified circumstances. The 2011 Incentive Plan is effective until December 19, 2021 or, if earlier, the time at which all available units under the 2011 Incentive Plan have been issued to participants or the time of termination of the plan by the board of directors.
In 2010, upon the change of control from GE EFS to ETE, all then non-vested restricted and phantom units, exclusive of the May 7, 2010 phantom unit grants described below, vested during the predecessor period and the Partnership recorded a one-time general and administrative charge of $9.9 million as a result of such unit vesting. LTIP compensation expense of $3.6 million, $1.8 million, $12.1 million and $6 million is recorded in general and administrative expense in the statement of operations for the year ended December 31, 2011, for the periods from May 26, 2010 to December 31, 2010 and from January 1, 2010 to May 25, 2010 and for the year ended December 31, 2009, respectively.

Common Unit Options. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. Upon the exercise of the common unit options, the Partnership intends to settle these obligations with new issues of common units on a net basis. The common unit options activity for the years ended December 31, 2011, 2010, and 2009 is as follows:

2011
Common Unit Options	Units	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value* (in thousands)
Outstanding at the beginning of period	201,950	$21.93
Granted	—	—
Exercised	(38,300)	20.84		$224
Forfeited or expired	(6,800)	26.72
Outstanding at end of period	156,850	21.99	4.3	498
Exercisable at the end of the period	156,850			498
2010
Common Unit Options	Units	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value* (in thousands)
Outstanding at the beginning of period	306,651	$21.50
Granted	—	—
Exercised	(100,200)	20.60		$444
Forfeited or expired	(4,501)	23.73
Outstanding at end of period	201,950	21.93	5.3	1,087
Exercisable at the end of the period	201,950			1,087
2009
Common Unit Options	Units	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value* (in thousands)
Outstanding at the beginning of period	431,918	$21.31
Granted	—	—
Exercised	—	—		$—
Forfeited or expired	(125,267)	20.87
Outstanding at end of period	306,651	21.50	6.3	184
Exercisable at the end of the period	306,651			184
 _______________________

*
Intrinsic value equals the closing market price of a unit less the option strike price, multiplied by the number of unit options outstanding as of the end of the period presented. Unit options with an exercise price greater than the end of the period closing market price are excluded.

Restricted (Non-Vested) Units. The fair value of each restricted (non-vested) unit is determined using the grant date closing price of the Partnership’s common units. All outstanding restricted units vested on May 25, 2010, and the Partnership did not issue any additional restricted units during the remainder of 2010 or 2011. Restricted (non-vested) common unit activity for the years ended December 31, 2010, and 2009 is as follows:

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
Phantom Units. All phantom units granted prior to November 2010 were in substance two grants composed of (1) service condition grants with graded vesting over three years; and (2) market condition grants with cliff vesting based upon the Partnership’s relative ranking in total unitholder return among 20 peer companies. Upon the change in control from GE EFS to ETE, all then-outstanding phantom units, exclusive of the May 7, 2010 grant described below, vested. The service condition grants vested at a rate of 100% and the market condition grants vested at a rate of 150% pursuant to the terms of the awards. Subsequent to November 2010, all phantom units granted are service condition grants that vest at a rate of 100%.
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
During 2011, the Partnership awarded 596,320 phantom units to senior management and certain key employees. These awards are service condition (time-based) grants that generally vest ratably over the next five years. Distributions on the phantom units (including non-vested units) will be paid concurrent with the Partnership’s distribution for common units.

The following table presents phantom unit activity for the years ended December 31, 2011, 2010 and 2009:

2011
Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	742,517	$23.61
Service condition grants	596,320	24.55
Market condition grants	—	—
Vested service condition	(142,520)	24.73
Vested market condition	(8,550)	19.52
Forfeited service condition	(88,474)	24.99
Forfeited market condition	(12,900)	19.52
Total outstanding at end of period	1,086,393	24.51
2010
Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	301,700	$8.63
Service condition grants	716,200	24.72
Market condition grants	148,500	11.89
Vested service condition	(166,173)	11.63
Vested market condition	(200,610)	5.85
Forfeited service condition	(18,787)	20.18
Forfeited market condition	(38,313)	11.43
Total outstanding at end of period	742,517	23.61
2009
Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	—	$—
Service condition grants	133,480	13.43
Market condition grants	174,720	4.64
Vested service condition	—	—
Vested market condition	—	—
Forfeited service condition	(2,600)	12.46
Forfeited market condition	(3,900)	4.49
Total outstanding at end of period	301,700	8.63
The Partnership expects to recognize $20.7 million of compensation expense related to non-vested phantom units over a period of 4.2 years.

18. Quarterly Financial Data (Unaudited)

	Successor
2011	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Operating revenues	$369,881	$390,267	$356,498	$317,252
Operating income	13,215	13,616	4,820	8,058
Net income attributable to Regency Energy Partners LP	13,524	30,300	14,544	14,074
Earnings per common units:
Basic net income per common unit	0.06	0.18	0.08	0.08
Diluted net income per common unit	0.06	0.09	0.07	0.07

	Successor			Predecessor
2010	Quarter Ended December 31	Quarter Ended September 30	Period from May 26 to June 30	Period from April 1 to May 25	Quarter Ended March 31
Operating revenues	$322,745	$296,888	$96,980	$200,265	$304,785
Operating income (loss)	16,742	(927)	(1,256)	1,726	18,405
(Loss) income from continuing operations	(7,269)	7,522	(4,981)	(5,081)	462
(Loss) income from discontinued operations	(1,654)	324	86	585	(912)
Net (loss) income attributable to Regency Energy Partners LP	(8,992)	7,788	(4,924)	(4,740)	(612)
Earnings per common units:
Basic and diluted (loss) income from continuing operations per common unit	(0.07)	0.03	(0.05)	(0.07)	(0.02)
Basic and diluted (loss) income from discontinued operations per common unit	(0.01)	0.00	0.00	0.01	(0.01)
Basic and diluted net (loss) income per common unit	(0.09)	0.04	(0.05)	(0.07)	(0.03)