Form 10-K
period 2012-12-31
Regency Energy Partners LP
filed 2013-03-01
CIK 1338613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________
Form 10-K
 _____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act.    ☒  Large accelerated filer    ☐  Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company)  ☐  Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was $3,419,237,842 based on the closing sale price on such date as reported on the New York Stock Exchange.
There were 170,951,735 common units outstanding as of February 22, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
None

REGENCY ENERGY PARTNERS LP
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

i

Introductory Statement
References in this report to the “Partnership,” “we,” “our,” “us” and similar terms refer to Regency Energy Partners LP and its subsidiaries. We use the following definitions in this annual report on Form 10-K:

Name	Definition or Description
/d	Per day
AOCI	Accumulated Other Comprehensive Income
APM	Anadarko Pecos Midstream LLC
Bbls	Barrels
Bcf	One billion cubic feet
BTU	A unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
Citi	Citigroup Global Markets Inc.
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFTC	Commodity Futures Trading Commission
CM	Chesapeake West Texas Processing, L.L.C.
DHS	U.S. Department of Homeland Security
DOT	U.S. Department of Transportation
EFS Haynesville	EFS Haynesville, LLC, a wholly-owned subsidiary of GECC
EIA	Energy Information Administration
ELG	Edwards Lime Gathering LLC and its wholly-owned subsidiaries, ELG Oil LLC and ELG Utility LLC
EPA	Environmental Protection Agency
EPD	Enterprise Products Partners L.P.
ERISA	Employee Retirement Income Security Act of 1974
ETC	Energy Transfer Company, the name assumed by La Grange Acquisition, L.P. for conducting business and shared services, a wholly-owned subsidiary of ETP
ETE	Energy Transfer Equity, L.P.
ETE GP	ETE GP Acquirer LLC
ETP	Energy Transfer Partners, L.P.
FASB	Financial Accounting Standards Board
FASB ASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Finance Corp.	Regency Energy Finance Corp., a wholly-owned subsidiary of the Partnership
GAAP	Accounting principles generally accepted in the United States of America
GE	General Electric Company
GE EFS	General Electric Energy Financial Services, a unit of GECC, combined with Regency GP Acquirer, L.P. and Regency LP Acquirer, L.P.
GECC	General Electric Capital Corporation, an indirect wholly-owned subsidiary of GE
General Partner
Regency GP LP, the general partner of the Partnership, or Regency GP LLC, the general partner of Regency GP LP, which effectively manages the business and affairs of the Partnership through Regency Employees Management LLC

GPM	Gallons per minute
GP Seller	Regency GP Acquirer, L.P.
Gulf States	Gulf States Transmission LLC, a wholly-owned subsidiary of the Partnership
HLPSA	Hazardous Liquid Pipeline Safety Act
Holdco	ETP Holdco Corporation
HPC	RIGS Haynesville Partnership Co., a general partnership, and its wholly-owned subsidiary, Regency Intrastate Gas LP
ICA	Interstate Commerce Act

Name	Definition or Description
IDRs	Incentive Distribution Rights
IPO	Initial Public Offering of Securities
IRC	Internal Revenue Code
IRS	Internal Revenue Service
KMP	Kinder Morgan Energy Partners, L.P.
LDH	LDH Energy Asset Holdings LLC
LIBOR	London Interbank Offered Rate
Lone Star	Lone Star NGL LLC
LTIP	Long-Term Incentive Plan
MBbls	One thousand barrels
MEP	Midcontinent Express Pipeline LLC
MLP	Master Limited Partnership
MMBtu	One million BTUs
MMcf	One million cubic feet
MQD	Minimum Quarterly Distribution ($0.35 per common unit)
NGA	Natural Gas Act of 1938
NGLs	Natural gas liquids, including ethane, propane, normal butane, iso butane and natural gasoline
NGPA	Natural Gas Policy Act of 1978
NGPSA	Natural Gas Pipeline Safety Act of 1968, as amended
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
NASDAQ	NASDAQ Global Select Market
NYSE	New York Stock Exchange
OSHA	Occupational Safety and Health Act
Partnership	Regency Energy Partners LP
Ranch JV	Ranch Westex JV LLC
Regency Western	Regency Western G&P LLC, an indirectly wholly owned subsidiary of the Partnership
RCRA	Resource Conservation and Recovery Act
RGS	Regency Gas Services LP, a wholly-owned subsidiary of the Partnership
RIGS	Regency Intrastate Gas System
SEC	Securities and Exchange Commission
Series A Preferred Units	Series A convertible redeemable preferred units
Services Co.	ETE Services Company, LLC
Southern Union	Southern Union Company
SUGC	Southern Union Gathering Company LLC
SXL	Sunoco Logistics Partners L.P.
TCEQ	Texas Commission on Environmental Quality
TRRC	Texas Railroad Commission
WTI	West Texas Intermediate Crude
Zephyr	Zephyr Gas Services LLC, a wholly-owned subsidiary of the Partnership

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

•
declines in the credit markets and the availability of credit for us as well as for producers connected to our pipelines and our gathering and processing facilities, and for customers of our contract services business;

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

Part I
Item 1. Business
OVERVIEW
We are a growth-oriented publicly-traded Delaware limited partnership formed in 2005 engaged in the gathering and processing, compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. We focus on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring, Avalon and Granite Wash shales. Our assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, New Mexico and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma.
We divide our operations into five business segments:

•
Gathering and Processing. We provide “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs from the raw natural gas and selling or delivering the pipeline-quality natural gas and NGLs to various markets and pipeline systems. This segment also includes our 33.33% membership interest in Ranch JV, which processes natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas.

•
Natural Gas Transportation. We own a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets, and a 50% membership interest in MEP, which owns an interstate natural gas pipeline with approximately 500 miles stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama. This segment also includes Gulf States, which owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.

•
NGL Services. We own a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including pipelines, storage, fractionation and processing facilities located in the states of Texas, Mississippi and Louisiana.

•
Contract Services. We own and operate a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. We also own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management.

•	Corporate. The Corporate segment comprises our corporate offices.
See Note 16 in the Notes to our Consolidated Financial Statements for additional financial information about our segments.
In February 2013, we and Regency Western entered into a contribution agreement with Southern Union, a wholly owned subsidiary of Holdco, to acquire SUGC for $1.5 billion, subject to customary post-closing adjustments. We will finance the acquisition by issuing $900 million of common units to Holdco, comprised of $750 million of our common units and $150 million of recently created Class F common units. The Class F common units are entitled to participate in our distributions for twenty-four months post-transaction closing. The remaining $600 million will be paid in cash. In addition, in conjunction with the acquisition, ETE has agreed to forgo IDR payments on the common units issued with this transaction for the twenty-four months post-transaction closing and to eliminate the $10 million annual management fee paid by us for two years post-transaction close. The transaction is expected to close in the second quarter of 2013.
Upon closing, the acquisition of SUGC will expand our presence is the Permian Basin in west Texas, one of the most prolific, high growth, oil and liquids-rich basins in North America.
Because the SUGC acquisition is a transaction between commonly controlled entities (i.e., the buyer and the sellers are each affiliates of ETE), we will be required to account for the acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the SUGC acquisition will reflect historical balance sheet data for both SUGC and us instead of reflecting the fair market value of SUCG assets and liabilities. We will recast our financial statements to include the operations of SUGC from March 26, 2012 (the date upon which common control began).

The following map depicts the geographic areas of our operations:

MAP LEGEND
Compression & Treating Operating Base
Gathering System
Regency Intrastate Gas System (RIGS)*
Lone Star NGL*
Midcontinent Express Pipeline*
Regency Regional Offices
Regency Corporate Headquarters
Regency Gas Treating/Processing Facility
Lone Star NGL Facility*
*Via joint venture interest

ORGANIZATIONAL STRUCTURE
The chart below depicts our organizational and ownership structure as of December 31, 2012:
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
Natural Gas Gathering. A gathering system typically consists of a network of low-pressure, small-diameter pipelines that collect natural gas from the wellhead and transport it to processing or treating plants for processing, treating, and/or dehydration, for redelivery to larger diameter pipelines for further transportation to end-user markets.
Compression. Natural gas compression is a mechanical process in which gas at a lower pressure is boosted, or compressed, to a desired higher pressure, allowing the gas to flow into a higher-pressure, downstream pipeline where it will be transported to end-user markets. Field compression is typically used to lower the gas pressure at entry into the gathering system while maintaining or increasing the exit pressure, providing sufficient pressure to deliver gas into a higher-pressure, downstream pipeline.

Dehydration. Dehydration is the process during which water is removed from the gas; also called Glycol Absorption.
Processing. Natural gas processing is the separation of natural gas into pipeline quality natural gas and a mixed NGL stream through either an absorption, mechanical or cryogenic process. The heavier components which make up the NGL stream are typically ethane, propane, isobutane, normal butane and natural gasoline.
Amine Treating. Natural gas treating entails the removal of impurities such as water, sulfur compounds, carbon dioxide and nitrogen. The amine treating process involves a continuous circulation of a liquid chemical called amine that physically contacts with the natural gas. The gas and amine are separated and the impurities are removed from the amine by heating. The treating plants are sized according to the amine circulation rate in terms of GPM.
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
Transportation. Natural gas transportation consists of moving pipeline-quality natural gas from gathering systems, processing or treating plants and other pipelines and delivering it to wholesalers, end users, local distribution companies and other pipelines. Mixed NGLs are typically transported via NGL pipelines or by truck to fractionators, which separate the NGLs into their components.
Storage. A place to store natural gas supplies for use at a later time. Storage can be an old gas field, a developed salt dome or a liquefied natural gas tank.
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

The following table sets forth information regarding our gathering systems and processing plants as of December 31, 2012:

Region	Pipeline Length (Miles)	Plants	Compression (Horsepower)
North Louisiana	653	6	120,399
South Texas	1,286	3	90,693
West Texas	941	2	52,670
Mid-Continent	3,465	1	29,742
Total	6,345	12	293,504
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
In August 2012, we announced the construction of an expansion of the Dubach processing facility in North Louisiana that will increase the processing capacity of the facility to 210 MMcf/d by adding an incremental 70 MMcf/d of cryogenic processing capacity and 20 MMcf/d of JT capacity. The $75 million capital expenditure related to this expansion also includes the construction of high-pressure gathering lines to bring production to the facility. The project, which is expected to come online in the second quarter of 2013, is backed by fee-based contracts and an acreage dedication.
Through the gathering and processing systems described above and their interconnections with RIGS in north Louisiana described in “Natural Gas Transportation Operations,” we offer producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.
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
We own a 60% interest in ELG that includes a treating plant in Atascosa County with a 500 GPM amine treater, pipeline interconnect facilities and approximately 13 miles of ten inch diameter pipeline. Talisman Energy USA Inc. and Statoil Texas Onshore Properties LP own the remaining 40% interest. We operate this plant and the pipeline for the joint venture while our joint venture partners operate a lean gas gathering system in the Edwards Lime natural gas trend that delivers to this system. In May 2012, we announced the construction of an expansion to ELG which will increase the system's capacity by 90 MMcf/d to 160 MMcf/d, and will provide for additional crude transportation and stabilization capacity of 17,000 Bbls/d. Contracts on the expansion are fee-based, which includes reservation fees. Capital expenditures related to the expansion are expected to total $150 million, of which we will contribute $90 million. The project is expected to be completed in mid-2013.

West Texas Region. Our west Texas gathering system assets offer wellhead-to-market services to producers in Ward, Winkler, Reeves, and Pecos counties which surround the Waha Hub, one of Texas' developing NGLs-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha gathering system has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the mid-continent region of the United States and Texas natural gas markets. The NGL market outlets include Lone Star's west Texas NGL pipeline.
We offer producers up to four different levels of natural gas compression on the Waha gathering system, as compared to the two levels typically offered in the industry. By offering multiple levels of compression, our gathering system is often more cost-effective for our producers, since the producer is typically not required to pay for a level of compression that is higher than the level they require.
The Waha processing plant is a cryogenic natural gas processing plant that processes raw natural gas gathered in the Waha gathering system. The Waha processing plant also includes an amine treating facility, which removes carbon dioxide and hydrogen sulfide from raw natural gas gathered before moving the natural gas to the processing plant. The acid gas is injected underground.
We also own a 33.33% membership interest in Ranch JV which processes natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas. The joint venture owns a 25 MMcf/d refrigeration plant and a 100 MMcf/d cryogenic processing plant.
Mid-Continent Region. Our mid-continent systems are located in two large natural gas producing regions in the United States, the Hugoton Basin in southwest Kansas and the Anadarko Basin in western Oklahoma. These mature basins have continued to provide generally long-lived, predictable production volume. Our mid-continent gathering assets are extensive systems that gather, compress and dehydrate low-pressure gas from approximately 1,500 wells. These systems are geographically concentrated, with each central facility located within 90 miles of the others. We operate our mid-continent gathering systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.
We also own the Hugoton gathering system that has approximately 1,900 miles of pipeline extending over nine counties in Kansas and Oklahoma. This system is operated by a third party.
NATURAL GAS TRANSPORTATION OPERATIONS
We own a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets.
We own a 50% membership interest in MEP. MEP owns an interstate natural gas pipeline with approximately 500 miles stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama.
We also own a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.
NGL SERVICES OPERATIONS
We own a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including NGL pipelines, storage, fractionation and processing facilities located in Texas, Mississippi and Louisiana.
CONTRACT SERVICES OPERATIONS
Contract services operations can be divided into contract compression services and contract treating services. The natural gas contract compression services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining compressors and related equipment for which we guarantee our customers 98% mechanical availability for land installations and 96% mechanical availability for over-water installations. We focus on meeting the complex requirements of field-wide compression applications, as opposed to targeting the compression needs of individual wells within a field. These field-wide applications include compression for natural gas gathering and natural gas processing. We believe that we improve the stability of our cash flow by focusing on field-wide compression applications because such applications generally involve long-term installations of multiple large horsepower compression units. Our contract compression operations are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, New Mexico and California.
We own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management. Our contract treating services are primarily located in Texas, Louisiana and Arkansas.

CORPORATE OPERATIONS
Our Corporate segment comprises our corporate offices.
OUR CONTRACTS
The table below provides the margin by product in percentages for the years ended December 31, 2012 and 2011 for all of our operating segments including our proportional shares in our unconsolidated affiliates:

Margin by Product	2012	2011
Net Fee	84%	83%
NGLs	7	9
Gas	3	5
Condensate	6	3
Total	100%	100%
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

We also perform a producer service function. We purchase natural gas from producers or gas marketers at receipt points or plant tailgates, including points on HPC’s RIGS, and we sell the natural gas to other market participants, often after transporting the gas to delivery points on HPC’s RIGS or other transportation pipeline systems.

Natural Gas Transportation Contracts. We own a 49.99% general partner interest in HPC and a 50% membership interest in MEP. HPC and MEP, through their respective pipeline systems, provide natural gas transportation services pursuant to contracts with natural gas shippers. These contracts are primarily fee-based. HPC’s long-term firm transportation contracts will expire between 2013 and 2022; and MEP’s long-term firm service agreements will expire between 2013 and 2021.
NGL Services Contracts. We own a 30% membership interest in Lone Star. Lone Star owns and operates approximately 1,740 miles of NGL pipelines including the newly constructed 570-mile West Texas Gateway NGL Pipeline that was placed in service ahead of schedule in December 2012, two cryogenic refinery off-gas processing plants, one fractionation facility which came online in December 2012 with a capacity of 100,000 Bbls/d, and two NGL storage facilities with aggregate working storage capacity of approximately 47 million Bbls. Lone Star also has a non-operating interest in an additional cryogenic processing plant. Revenue is principally generated from fees charged to customers under dedicated contracts, take-or-pay contracts and commodity pricing. Under a dedicated contract, the customer agrees to deliver the total output from particular processing plants that are connected to the NGL pipeline. Take-or-pay contracts have minimum throughput commitments requiring the customer to pay regardless of whether a fixed volume is transported. Transportation fees are market-based, negotiated with customers and competitive with regional regulated pipelines.
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
Many of our competitors have capital resources and control supplies of natural gas substantially greater than ours. Our major competitors for gathering and related services in each region include:

•	North Louisiana: CenterPoint Energy Field Services and DCP Midstream’s PELICO Pipeline, LLC (Pelico), ETP, KMP and Chesapeake Midstream Partners, L.P.;

•	South Texas: Enterprise Products Partners LP, DCP Midstream Partners, L.P, KMP, ETP and Copano Energy, L.L.C;

•	West Texas: Southern Union Gas Services, Enterprise Products Partners LP and Targa Resources Partners L.P.; and

•	Mid-Continent: DCP Midstream Partners, L.P., ONEOK Partners L.P. and PVR Partners, L.P.
Natural Gas Transportation. We own a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets. Competitors in natural gas transportation differentiate themselves by the price of transportation, the nature of the markets accessible from a transportation pipeline and the type of service provided. HPC’s major competitors in the natural gas transportation business are DCP Midstream Partners, L.P., CenterPoint Energy Transmission, Gulf South Pipeline, L.P., Texas Gas Transmission, LLC, ETP and Enterprise Products Partners LP.

We own a 50% membership interest in MEP, which owns the approximate 500-mile Midcontinent Express natural gas pipeline system. An affiliate of KMP owns a 50% interest in MEP and acts as the operator of MEP. Capacity on the MEP pipeline system is 99% contracted under long-term firm service agreements. The majority of volume is contracted to producers moving supply from the Barnett shale and Oklahoma supply basins. These agreements provide the pipeline with fixed monthly reservation revenues for the primary term of such contracts. Although there are other pipeline competitors providing transportation from these supply basins, the MEP pipeline system was designed and constructed to realize economies of scale and offers its shippers competitive fuel rates and variable costs to transport gas supplies from these midcontinent supply areas to pipelines serving Eastern markets. MEP’s competitors include Gulf Crossing Pipeline, Centerpoint Energy Gas Transmission and Natural Gas Pipeline Co. of America.
NGL Services. We own a 30% membership interest in Lone Star which owns and operates approximately 1,740 miles of NGL pipelines, two cryogenic refinery off-gas processing plants, one fractionation facility, two NGL storage facilities and has a non-operating interest in an additional cryogenic processing plant. In markets served by its NGL pipelines, Lone Star competes with other pipeline companies and barge, rail and truck fleet operations. Lone Star also faces competition with other fractionation and storage facilities based on fees charged and the ability to receive and distribute the customer’s products. Lone Star’s main competitors include Enterprise Products Partners, L.P., DCP Midstream Partners, LP and ONEOK Partners, L.P.
Contract Services. Our contract services operation includes contract compression and contract treating. We believe that the superior mechanical availability of our standardized compressor fleet is the primary basis on which we compete and a significant distinguishing factor from our competition. All of our competitors attempt to compete on the basis of price. We believe our pricing is competitive because of the superior mechanical availability we deliver, the quality of our compression units, as well as the technical expertise we provide to our customers. We believe our focus on addressing customers' more complex natural gas compression needs related primarily to field-wide compression applications differentiates us from many of our competitors who target smaller horsepower projects related to individual wellhead applications. The natural gas contract compression services business is highly competitive. We face competition from large national and multinational companies and, on a regional basis, from numerous smaller companies. Our main competitors in the natural gas contract compression business, based on horsepower, are Exterran Holdings, Inc., Compressor Systems, Inc., USA Compression, Valerus Compression Services LP, and J-W Energy Company.
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
As a result of our gathering and processing contract portfolio, we derive a portion of our earnings from a long position in NGLs, natural gas and condensate, resulting from the purchase of natural gas for our account or from the payment of processing charges in kind. This long position is exposed to commodity price fluctuations in the condensate, NGLs and natural gas markets. Operationally, we mitigate this price risk by generally purchasing natural gas and NGLs at prices derived from published indices, rather than at a contractually fixed price and by selling natural gas and NGLs under similar pricing mechanisms. In addition, we optimize the operations of our processing facilities on a daily basis, for example by rejecting ethane in processing when recovery of ethane as an NGL is uneconomical. We hedge this commodity price risk by entering into a series of swap contracts or put option contracts for individual NGLs, natural gas and WTI. Our hedging positions are maintained within limits established by the Audit and Risk Committee of the Board of Directors. Read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for information regarding the status of these contracts. As a matter of policy, we do not acquire forward contracts or derivative products for the purpose of speculating on price changes.
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
FERC continually proposes and implements new rules and regulations affecting Section 311 transportation. For example, on October 21, 2010, the FERC issued a Notice of Inquiry regarding the applicability of the FERC's buy-sell rules to intrastate pipelines that provide Section 311 transportation service, including whether the FERC should impose capacity release requirements on such pipelines that offer firm transportation service. We cannot predict the outcome of this notice of inquiry or other regulatory changes that may be proposed or enacted, but any changes could lead to greater regulatory requirements on intrastate pipelines that provide Section 311 services, including RIGS.
Interstate Natural Gas Pipeline Regulation. FERC also has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the NGA, rates charged for interstate natural gas transmission must be just and reasonable. Gulf States and MEP hold FERC-approved tariffs setting forth cost-based rates and terms and conditions of service for shippers wishing to secure capacity for interstate transportation service. Rates charged on MEP are largely governed by long-term negotiated rate agreements, an arrangement approved by FERC in its July 25, 2008 order granting MEP the certificate of public convenience and necessity to build, own and operate these facilities. MEP and Gulf States are NGA-jurisdictional interstate pipelines subject to FERC's broad regulatory oversight. FERC's authority extends to:

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
Gathering Pipeline Regulation. Section 1(b) of the NGA exempts natural gas gathering facilities from FERC jurisdiction under the NGA. We own a number of natural gas pipelines that we believe meet the traditional tests that FERC has used to establish a pipeline's status as a gatherer not subject to FERC's interstate pipeline jurisdiction. The distinction between FERC-regulated transmission facilities and federally unregulated gathering facilities is the subject of substantial, on-going litigation none of which we are currently party to. As a result, the classification and regulation of one or more of our gathering systems may be subject to change based on future determinations by FERC, the courts or the U.S. Congress.
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
The prices at which we sell natural gas are affected by many competitive factors, including the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. Additionally, FERC imposed rules requiring wholesale purchasers and sellers of natural gas to report certain aggregated annual volume and other information beginning in 2009. On November 15, 2012, FERC issued a Notice of Inquiry seeking comments on whether reporting should be expanded to include more frequent and detailed information about certain interstate natural gas sales transactions. We cannot predict the outcome of this Notice of Inquiry or other regulatory changes that may be proposed or enacted.
We also have firm and interruptible transportation contracts with interstate pipelines that are subject to FERC regulation. As a shipper on an interstate pipeline, we are subject to FERC requirements related to use of interstate capacity. Any failure on our part to comply with the FERC's regulations or an interstate pipeline's tariff could result in the imposition of administrative, civil and criminal penalties and the disgorgement of unjust profits.
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
Eminent Domain. Gas utilities, common carrier pipelines, intrastate pipelines and interstate pipelines typically have eminent domain authority granted by the state or federal government. These eminent domain rights are often subject to public scrutiny, lawsuits and regulatory and/or legislative review. In 2011, the Texas Supreme Court issued a decision impacting the ability of common carriers to acquire land through the use of eminent domain. Certain components of the decision were clarified in 2012; however, as a result of the decision common carrier pipelines could be required to prove “public use” separately in each condemnation proceeding along the entire route of a pipeline. The decision could impact our ability to acquire right-of-way using condemnation for the construction of new common carrier pipeline projects in the state of Texas. Any new court decisions or changes to eminent domain laws or regulations could alter our ability to acquire pipeline right-of-way utilizing eminent domain.
Local Laws and Regulations. With the rapid expansion of natural gas development in shale plays, local governmental authorities are seeking to impose additional regulatory requirements on natural gas market participants, including producers, gatherers, and pipeline companies, which may result in additional cost burdens and permitting requirements for new and existing facilities.
Environmental Matters
General. Our operation of processing plants, pipelines and associated facilities, including compression, in connection with the gathering, treating and processing of natural gas and the transportation of NGLs is subject to stringent and complex federal, state and local laws and regulations, including those governing, among other things, operation of gas injection wells, air emissions, wastewater discharges, the use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and other criminal sanctions, third party claims for personal injury or property damage, investments to retrofit or upgrade our facilities and programs, or curtailment of operations. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of doing business, including our cost of planning, constructing and operating our plants, pipelines and other facilities. Included in our construction and operation costs are capital cost items necessary to maintain or upgrade our equipment and facilities to remain in compliance with environmental laws and regulations.
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
Hazardous Substances and Waste Materials. To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances and waste materials into soils, groundwater and surface water and include measures to prevent, minimize or remediate contamination of the environment. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of hazardous substances and waste materials and may require investigatory and remedial actions at sites where such material has been released or disposed. For example, CERCLA, also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to a release of a “hazardous substance” into the environment. These persons include the owner and operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substance that has been released into the environment. Under CERCLA, these persons may be subject to joint and several liability, without regard to fault, for, among other things, the costs of investigating and remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA and comparable state law also authorize the federal EPA, its state counterparts, and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Although “petroleum” as well as natural gas and NGLs are excluded from CERCLA's definition of a “hazardous substance,” in the course of our ordinary operations we generate wastes or other materials that may fall within that definition or that may be subject to other waste disposal laws and regulations. We may be responsible under CERCLA or state laws for all or part of the costs required to clean up sites at which such substances or wastes have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA or comparable state laws.
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
Specifically, the EPA has finalized a set of rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. The rule package includes revised new source performance standards (NSPS) to address volatile organic compounds (VOCs) and sulfur dioxide emissions at natural gas processing plants. The final rules require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The rules also establish specific requirements regarding emissions from compressors, pneumatic controllers, dehydrators, storage tanks and other production equipment. In addition, the rules specify revised and more stringent leak detection requirements for natural gas processing plants. These rules will require a number of modifications to our operations, including the installation of new equipment, although the compliance deadline for some of these rules is deferred until January 1, 2015 and other requirements will apply only to facilities that are newly constructed, reconstructed, or substantially modified. We are still evaluating the effect of these rules on our operations, but we expect that they could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact our business.
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
2008 Ozone NAAQS Designations. EPA Region 6 is proposing to modify the Governor of Texas' recommended designations for the 2008 ozone National Ambient Air Quality Standards (”NAAQS”). EPA's proposal expands the Dallas-Ft Worth and Houston-Galveston-Brazoria Counties nonattainment areas to include three additional counties. If EPA's proposal is adopted, the state of Texas will be under an obligation to develop a state implementation plan to control new and existing sources of ozone precursor emissions in those counties, which would significantly increase the cost of operations in those counties. In addition, new sources would be required to offset emissions and the major source threshold for construction permits would be lower than otherwise, triggering more stringent control technology and impacts reviews.
New TCEQ Rule. On January 26, 2011, the TCEQ adopted a new Section 106.352. Oil and Gas Handling and Production Facilities Permit by Rule (“PBR”), which is applicable to oil and gas facilities in the Barnett shale area of Texas and provides an authorization for activities that produce more than a de minimis level of emissions. The PBR requires additional recordkeeping and reporting requirements, additional best management practices, increased emissions modeling, increased stack testing and an increase in project/facility registrations, all of which would increase our capital and operating costs in the Barnett shale in Texas. Additionally, only one PBR may be claimed or registered for each combination of dependent facilities at an oil and gas site, which is defined as all facilities that are located on contiguous or adjacent properties, under common control and designated under the same two digit standard industrial classification (”SIC”) code. The construction of new facilities or modification of existing facilities at an oil and gas site will subject the existing, operationally-dependent, unmodified facilities to a protectiveness review and to emissions limits for its planned maintenance, startup and shutdown activities, which may require the installation of additional emissions control equipment thereby increasing the costs of new projects and increasing capital expenditures in the Barnett shale in Texas. Currently, our facilities located in the Barnett shale are part of our Contract Services Segment, and most compliance costs resulting from the PBR will be borne by our customers. Oil and gas handling and production facilities not located in the Barnett shale regions remain subject to the provisions of the PBR that was in place prior to the adoption of new Section 106.352.
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
EMPLOYEES
As of December 31, 2012, our General Partner employed 781 employees, of whom 643 were field operating employees and 138 were mid-and senior-level management and staff. None of these employees are represented by a labor union and there are no outstanding collective bargaining agreements to which our General Partner is a party. Our General Partner believes that it has good relations with its employees.
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
We are subject to risks due to frequent and often substantial fluctuations in commodity prices. NGLs prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices as well as global demand of petrochemical products. In the past, the prices of natural gas, NGLs and crude oil have been extremely volatile, and this volatility could continue. Volatility in crude oil, natural gas and NGL prices can impact our customers’ activity levels and spending for our products and services, as well as our margins under our keep-whole and percentage-of-proceeds natural gas gathering and processing contracts. The markets and prices for natural gas and NGLs depend upon factors beyond our control. These factors include demand for crude oil, natural gas and NGLs, which fluctuates with changes in market and economic conditions and other factors, including:

•	the impact of weather on the demand for crude oil, natural gas and NGLs;

•	the level of domestic crude oil and natural gas production;

•	the availability of imported crude oil, natural gas and NGLs;

•	actions taken by foreign crude oil and gas producing nations;

•	the availability of local transportation systems;

•	the price, availability and marketing of competitive fuels;

•	the demand for electricity;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.
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
Our joint ventures, including HPC, MEP, Lone Star and Ranch JV, have their own governing boards. We exercise some influence over the joint ventures because our approval is required for most significant decisions, but we do not control all of the decisions of these boards.
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
The contract compression business within our Contract Services segment depends on particular suppliers and is vulnerable to parts and equipment shortages and price increases, which could have a negative impact on our results of operations.
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
The contract treating business within our Contract Services segment depends on particular suppliers and is vulnerable to parts and equipment shortages and price increases, which could have a negative impact on our results of operations.
Our contract treating business’ ability to manufacture new equipment used to provide treating services, and to obtain replacement components, depends on particular suppliers and is sensitive to equipment shortages and price increases. Spitzer Industries, the principal manufacturer and packager of amine plants, determines the cost of our contract treating equipment based primarily on the price and availability of commodities (i.e. steel), components and labor. If a significant increase in the cost of manufacturing were to occur, our contract treating business could see a reduced rate of return on its capital investments absent offsetting increases in revenue rates.
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
Congress has adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), a comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The legislation was signed into law by President Obama on July 21, 2010 and requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. While certain regulations have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing, and we cannot yet predict the ultimate effect of the rules and regulations on our business.
The Dodd-Frank Act expanded the types of entities that are required to register with the CFTC and the SEC as a result of their activities in the derivatives markets or otherwise become specifically qualified to enter into derivatives contracts. We will be required to assess our activities in the derivatives markets, and to monitor such activities on an ongoing basis, to ascertain and to identify any potential change in our regulatory status.
Reporting and recordkeeping requirements also could significantly increase operating costs and expose us to penalties for noncompliance. Certain CFTC recordkeeping requirements became effective on October 14, 2010, and additional recordkeeping requirements will be phased in through April 2013. Beginning on December 31, 2012, certain CFTC reporting rules became effective, and additional reporting requirements will be phased in through April 2013. These additional recordkeeping and reporting requirements may require additional compliance resources. Added public transparency as a result of the reporting rules may also have a negative effect on market liquidity which could also negatively impact commodity prices and our ability to hedge.
The CFTC has also issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The CFTC’s position limits rules were to become effective on October 12, 2012,but a United States District Court vacated and remanded the position limits rules to the CFTC. The CFTC has appealed that ruling and it is uncertain at this time whether, when, and to what extent the CFTC's position limits rules will become effective.
The new regulations may also require us to comply with certain margin requirements for our over-the counter derivative contracts with certain CFTC- or SEC-registered entities that could require us to enter into credit support documentation and/or post significant amounts of cash collateral, which could adversely affect our liquidity and ability to use derivatives to hedge our commercial price risk; however, the proposed margin rules are not yet final and therefore the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.
The new legislation also requires that certain derivative instruments be centrally cleared and executed through an exchange or other approved trading platform. Mandatory exchange trading and clearing requirements could result in increased costs in the form of additional margin requirements imposed by clearing organizations. On December 13, 2012, the CFTC published final rules regarding mandatory clearing of certain interest rate swaps and certain index credit default swaps and setting compliance dates for different categories of market participants, the earliest of which is March 11, 2013. The CFTC has not yet proposed any rules requiring the clearing of any other classes of swaps, including physical commodity swaps. Although there may be an exception to the mandatory exchange trading and clearing requirement that applies to our trading activities, we must obtain approval from the board of directors of our General Partner and make certain filings in order to rely on this exception. In addition, mandatory clearing requirements applicable to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.
Rules promulgated under the Dodd-Frank Act further defined forwards as well as instances where forwards may become swaps. Because the CFTC rules, interpretations, no-action letters, and case law are still developing, it is possible that some arrangements that previously qualified as forwards or energy service contracts may fall in the regulatory category of swaps or options. In addition, the CFTC's rules applicable to trade options may further impose burdens on our ability to conduct our traditional hedging operations and could become subject to CFTC investigations in the future.
The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through restrictions on the types of collateral we are required to post), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable. Finally, if we fail to comply with applicable laws, rules or regulations, we may be subject to fines, cease-and-desist orders, civil and criminal penalties or other sanctions.
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
Our leverage is significant in relation to our partners’ capital. Our debt to capital ratio, calculated as total debt divided by the sum of total debt and partners’ capital, as of December 31, 2012 was 41%. We will be prohibited from making cash distributions during an event of default under any of our indebtedness, and, in the case of the indenture under which our senior notes were issued, the failure to maintain a prescribed ratio of consolidated cash flows (as defined in the indenture) to interest expense. Various limitations in our credit facility, as well as the indentures for our senior notes, may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.
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
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. Lone Star’s West Texas Pipeline transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGLs transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. Such services must be provided in a manner that is just, reasonable and non-discriminatory. We believe that this NGLs system does not provide interstate service and thus, is not subject to FERC jurisdiction under the Interstate Commerce Act and the Energy Policy Act of 1992. However, we cannot assure you that the jurisdictional status of this NGLs pipeline system will remain unchanged. If the system should be found to provide FERC-jurisdictional services, the FERC’s rate-making methodologies may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect revenues and cash flow related to these assets.
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
The markets to which the shippers on our pipelines ship natural gas include interstate pipelines. These interstate pipelines establish specifications for the natural gas that they are willing to accept, which include requirements such as hydrocarbon dew point, temperature and foreign content including water, sulfur, carbon dioxide and hydrogen sulfide. These specifications vary by interstate pipeline. If the total mix of natural gas shipped by the shippers on our pipeline fails to meet the specifications of a particular interstate pipeline, it may refuse to accept all or a part of the natural gas scheduled for delivery to it. In those circumstances, we may be required to find alternative markets for that gas or to shut-in the producers of the non-conforming gas, potentially reducing our throughput volumes or revenues.
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
In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur costs of $0.5 million in 2013 to implement pipeline integrity management program testing along certain segments of our pipeline, as required by existing DOT regulations. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial.
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
We operate an injection well to dispose of hydrogen sulfide and carbon dioxide in McMullen County, Texas. A local producer has filed a complaint before the Railroad Commission of Texas and is seeking modification or termination of our authority to operate the well. The Railroad Commission of Texas is convening a hearing on the matter. We cannot predict the outcome of the proceeding, but any suspension or termination of the permit would adversely affect our business and results of operations.
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
We depend on the continuing efforts of our executive officers. The departure of any of our executive officers could have a significant negative effect on our business, operating results, financial condition, and on our ability to compete effectively in the marketplace. Additionally, the General Partner’s employees operate some of our business activities. Our General Partner’s ability to hire, train, and retain qualified personnel will continue to be important and will become more challenging as we grow and if energy industry market conditions remain positive.
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
ETE may sell units in the public or private markets, and the sale could have an adverse impact on the price of our common units.
ETE owns 26,266,791 of our common units. We have agreed to provide to ETE the right to register for resale its common units. The sale of these common units in the public or private markets could have an adverse impact on the price of our common units or on the trading market for them.
An impairment of goodwill and intangible assets could reduce our earnings.
At December 31, 2012, our consolidated balance sheet reflected $790 million of goodwill and $712 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur that indicate goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets are impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
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
RISKS RELATED TO OUR STRUCTURE
Our General Partner is owned by ETE, which also owns Southern Union and the general partner of ETP and SXL. This may result in conflicts of interest.
ETE owns our General Partner and as a result controls us. ETE owns the general partner of ETP, a publicly traded partnership with which we compete in the natural gas gathering, processing and transportation business. ETE owns Southern Union who, through SUGC, competes with us in the natural gas gathering, processing and transportation business. ETE also owns the general partner of SXL, who is also in the NGL Services business.The directors and officers of our General Partner and its affiliates have fiduciary duties to manage our General Partner in a manner that is beneficial to ETE, its sole owner. At the same time, our General Partner has fiduciary duties to manage us in a manner that is beneficial to our unitholders. Therefore, our General Partner’s duties to us may conflict with the duties of its officers and directors to its sole owner. As a result of these conflicts of interest, our General Partner may favor its own interest or those of ETE, ETP, Southern Union, SXL, or their owners or affiliates over the interest of our unitholders.
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

•
Neither our partnership agreement nor any other agreement requires ETE or its affiliates, including ETP, Southern Union and SXL, to pursue a business strategy that favors us. The directors and officers of the general partners of ETE and ETP, as well as the directors and officers of Southern Union and SXL, have a fiduciary duty to make decisions in the best interest of their members, limited partners and unitholders, which may be contrary to our best interests;

•
Our General Partner is allowed to take into account the interests of other parties, such as ETE, ETP, Southern Union and SXL and their affiliates, which has the effect of limiting its fiduciary duties to our unitholders;

•
Some of the directors and officers of ETE who provide advice to us also may devote significant time to the business of ETE, ETP, Southern Union and SXL and their affiliates and will be compensated by them for their services;

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
Our unitholders may be unable to remove the General Partner without its consent because the General Partner and its affiliates own a substantial number of common units. A vote of the holders of at least 66.67% of all outstanding units voting together as a single class is required to remove the General Partner. As of February 22, 2013, affiliates of our General Partner owned 15.4% of the total of our common units.
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
If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation (which it may assign to any of its affiliates or to us) to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of February 22, 2013, affiliates of our General Partner owned 15.4% of the total number of outstanding common units.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Substantially all of our pipelines (including those of HPC, MEP, Lone Star and Ranch JV), which are located in Texas, Louisiana, Oklahoma, Mississippi, Alabama, and Kansas, are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, properties on which our pipelines were built were purchased in fee. These pipelines are used in our gathering and processing segment, natural gas transportation segment and NGL Services segment.
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
Our executive offices occupy two entire floors in an office building at 2001 Bryan Street, Suite 3700, Dallas, Texas, 75201, under a lease that expires on October 31, 2019. We also maintain regional offices located on leased premises in Louisiana and Texas. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
For additional information regarding our properties, read “Item 1. Business.”
Item 3. Legal Proceedings
We are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal or governmental proceedings and litigation arising in the ordinary course of business. Neither the Partnership nor any of its subsidiaries is, however, currently a party to any material pending or, to our knowledge, threatened material legal or governmental proceedings, including proceedings under any of the various environmental protection statutes to which they are subject.
We maintain insurance policies with insurers in amounts and with coverages and deductibles that we, with the advice of our insurance advisers and brokers, believe are reasonable and prudent. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.
For a description of legal proceedings, see Note 12 in the Notes to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Price of and Distributions on the Common Units and Related Unitholder Matters
Our common units were first offered and sold to the public on February 3, 2006. On August 9, 2011, we transferred the listing of our common units from the NASDAQ to the NYSE. Our common units are currently listed on the NYSE under the symbol “RGP.” As of February 22, 2013, the number of holders of record of common units was 38, with 144,219,733 units held in street name.
The following table sets forth, for the periods indicated, the high and low quarterly sales prices per common unit, as reported on the NYSE and on the NASDAQ prior to August 9, 2011, and the cash distributions declared per common unit, excluding the Series A Preferred Units which began receiving fixed quarterly cash distributions of $0.445 beginning with the quarter ending March 31, 2010:

	Price Ranges		Cash Distributions
Period	High	Low	(per common unit)
2012
Fourth Quarter	$24.28	$20.87	$0.460
Third Quarter	24.30	22.10	0.460
Second Quarter	25.18	21.06	0.460
First Quarter	27.00	23.93	0.460
2011
Fourth Quarter	24.88	20.28	0.460
Third Quarter	26.80	20.91	0.455
Second Quarter	27.99	24.13	0.450
First Quarter	27.77	25.41	0.445
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
In addition to distributions on its General Partner interest, our General Partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds specified levels. The partnership agreement requires that we make distributions of Available Cash from operating surplus for any quarter after the subordination period in the following manner:

•	first, to all unitholders and to the General Partner, pro rata, until each unitholder receives a minimum quarterly distribution of $0.35 per unit outstanding for that quarter;

•	second, to all unitholders and to the General Partner, pro rata, until each unitholder receives a total of $0.4025 per unit outstanding for that quarter;

•
third, (i) to the General Partner in accordance with its percentage interest, (ii) 13% to holders of the IDRs, pro rata, and (iii) to all unitholders a percentage equal to 100% less the percentages applicable to the General Partner and holders of the IDRs, until each unitholder receives a total of $0.4375 per unit outstanding for that quarter;

•
fourth, (i) to the General Partner in accordance with its percentage interest, (ii) 23% to holders of the IDRs, pro rata, and (iii) to all unitholders a percentage equal to 100% less the percentages applicable to the General Partner and holders of the IDRs, until each unitholder receives a total of $0.5250 per unit outstanding for that quarter; and

•
thereafter, (i) to the General Partner in accordance with its percentage interest, (ii) 48% to holders of the IDRs, pro rata, and (iii) to all unitholders a percentage equal to 100% less the percentages applicable to the General Partner and holders of the IDRs.

In each case, the amount of the distribution set forth above is exclusive of any distributions to common unitholders to eliminate any cumulative arrearages in payment of the minimum quarterly distribution.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
The historical financial information presented below for the Partnership was derived from our audited consolidated financial statements as of and for the periods presented below. See “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations” for a discussion of why our results may not be comparable, either from period to period or going forward. All tabular dollar amounts, except per unit data, are in millions.

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statement of Operations Data:
Total revenues	$1,339	$1,434	$716	$505	$1,043	$1,785
Total operating costs and expenses	1,304	1,394	702	485	816	1,635
Operating income	35	40	14	20	227	150
Other income and deductions:
Income from unconsolidated affiliates	114	120	54	16	8	—
Interest expense, net	(122)	(103)	(48)	(35)	(78)	(63)
Loss on debt refinancing, net	(8)	—	(16)	(2)	—	—
Other income and deductions, net	30	17	(8)	(4)	(15)	—
Income (loss) from continuing operations before income taxes	49	74	(4)	(5)	142	87
Income tax expense (benefit)	1	—	1	—	(1)	—
Income (loss) from continuing operations	$48	$74	$(5)	$(5)	$143	$87
Discontinued operations:
Net (loss) income from operations of east Texas assets	—	—	(1)	—	(3)	14
Net income (loss)	48	74	(6)	(5)	140	101
Net income attributable to noncontrolling interest	(2)	(2)	—	—	—	—
Net income (loss) attributable to Regency Energy Partners LP	$46	$72	$(6)	$(5)	$140	$101
Amounts attributable to Series A Preferred Units	10	8	5	3	4	—
General partner’s interest, including IDRs	9	7	3	1	5	4
Amount allocated to non-vested common units	—	—	—	—	1	1
Beneficial conversion feature for Class D common units	—	—	—	—	1	7
Limited partners’ interest in net income (loss)	$27	$57	$(14)	$(9)	$129	$89
Basic and diluted income (loss) from continuing operations per unit:
Basic income (loss) from continuing operations per common and subordinated unit	$0.16	$0.39	$(0.09)	$(0.10)	$1.63	$1.14
Diluted income (loss) from continuing operations per common and subordinated units	0.13	0.32	(0.09)	(0.10)	1.63	1.10
Distributions per common and subordinated unit	1.84	1.81	0.89	0.89	1.78	1.71

Basic and diluted income (loss) on discontinued operations per unit	$—	$—	$(0.01)	$—	$(0.03)	$0.21
Basic and diluted net income (loss) per unit:
Basic net income (loss) per common and subordinated unit	$0.16	$0.39	$(0.10)	$(0.10)	$1.61	$1.34
Diluted net income (loss) per common and subordinated unit	0.13	0.32	(0.10)	(0.10)	1.60	1.28
Income per Class D common unit due to beneficial conversion feature	$—	$—	$—	$—	$0.11	$0.99

	Successor			Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Balance Sheet Data (at period end):
Property, plant and equipment, net	$2,162	$1,886	$1,660	$1,456	$1,704
Total assets	6,157	5,568	4,770	2,533	2,459
Long-term debt (long-term portion only)	2,157	1,687	1,141	1,014	1,126
Series A Preferred Units	73	71	71	52	—
Partners’ capital	3,610	3,531	3,294	1,243	1,099

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$252	$254	$80	$89	$144	$181
Investing activities	(683)	(955)	(297)	(148)	(156)	(949)
Financing activities	483	693	203	72	21	735
Other Financial Data:
Adjusted total segment margin(1)	$463	$421	$235	$154	$361	$402
Adjusted EBITDA(1)	480	422	218	108	211	259
Maintenance capital expenditures	34	22	7	8	20	18
 _______________________

(1)	See “—Non-GAAP Financial Measures” for a reconciliation to its most directly comparable GAAP measure.
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
We define EBITDA as net income (loss) plus interest expense, net, income tax expense, net, and depreciation and amortization expense. We define adjusted EBITDA as EBITDA plus or minus the following:

•	non-cash loss (gain) from commodity and embedded derivatives;

•	unit-based compensation expenses;

•	loss (gain) on asset sales, net;

•	loss on debt refinancing;

•	other non-cash (income) expense, net;

•	net income attributable to noncontrolling interest; and

•	our interest in adjusted EBITDA from unconsolidated affiliates less income from unconsolidated affiliates.
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
Neither EBITDA and adjusted EBITDA should not be considered an alternative to, or more meaningful than net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. EBITDA and adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA or adjusted EBITDA in the same manner. Adjusted EBITDA is the starting point in determining cash available for distribution, which is an important non-GAAP financial measure for a publicly traded Partnership.
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
We define segment margin, generally, as revenues minus cost of sales. We calculate our Gathering and Processing segment margin and Natural Gas Transportation segment margin as revenues generated from operations less the cost of natural gas and NGLs purchased and other costs of sales, including third-party transportation and processing fees. We do not record segment margin for our investments in unconsolidated affiliates (HPC, MEP, Lone Star and Ranch JV) because we record our ownership percentages of their net income as income from unconsolidated affiliates in accordance with the equity method of accounting. We calculate our Contract Services segment margin as revenues minus direct costs, primarily compressor unit repairs, associated with those revenues. We calculate total segment margin as the sum of segment margin of our segments less intersegment eliminations. We define adjusted segment margin as segment margin adjusted for non-cash (gains) losses from commodity derivatives. Our adjusted total segment margin equals the sum of our operating segments’ adjusted segment margins or segment margins, as applicable, including intersegment eliminations.
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

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Reconciliation of “Adjusted EBITDA” to net cash flows provided by operating activities and to net income (loss)
Net cash flows provided by operating activities	$252	$254	$80	$89	$144	$181
Add (deduct):
Depreciation and amortization, including debt issuance cost amortization and bond premium amortization	(209)	(175)	(79)	(49)	(116)	(105)
Write-off of debt issuance costs and bond premium	1	—	1	(2)	—	—
Income from unconsolidated affiliates	114	120	54	16	8	—
Derivative valuation change	19	21	(33)	(12)	(5)	15
(Loss) gain on assets sales, net	(3)	2	—	—	133	(1)
Unit-based compensation expenses	(5)	(3)	(2)	(12)	(6)	(4)
Gain on insurance settlements	—	—	—	—	—	3
Trade accounts receivable, accrued revenues and related party receivables	(7)	8	—	11	(11)	(19)
Other current assets and other current liabilities	(4)	(11)	13	(25)	(4)	(6)
Trade accounts payable, accrued cost of gas and liquids, related party payables, and deferred revenues	10	(23)	15	(9)	4	41
Distributions received from unconsolidated affiliates	(121)	(119)	(57)	(12)	(8)	—
Other assets and liabilities	1	—	2	—	1	(4)
Net income (loss)	48	74	(6)	(5)	140	101
Add (deduct):
Interest expense, net	122	103	48	35	78	63
Depreciation and amortization	201	169	77	46	110	103
Income tax expense (benefit)	1	—	1	—	(1)	—
EBITDA	372	346	120	76	327	267
Add (deduct):
Non-cash (gain) loss from commodity and embedded derivatives	(19)	(18)	31	11	5	(15)
Unit-based compensation expenses	5	3	2	12	6	4
Loss (gain) on assets sales, net	3	(2)	—	—	(133)	1
Income from unconsolidated affiliates	(114)	(120)	(54)	(16)	(8)	—
Partnership’s interest in unconsolidated affiliates adjusted EBITDA (1) (2) (3) (4)	227	213	102	21	11	—
Loss on debt refinancing, net	8	—	16	2	—	—
Other expense, net	(2)	—	1	2	3	2
Adjusted EBITDA	$480	$422	$218	$108	$211	$259
(1) 100% of HPC’s Adjusted EBITDA is calculated as follows:
Net income	$70	$109	$72	$35	$20	$—
Add:
Depreciation and amortization	36	35	20	12	9	—
Interest expense	2	1	—	—	—	—
Impairment of property, plant and equipment	22	—	—	—	—	—
Other expense, net	2	—	—	—	—	—
HPC’s Adjusted EBITDA	132	145	92	47	29	—
Ownership Interest	49.99%	49.99%	49.99%	45%	38%	—%
Partnership’s interest in HPC’s Adjusted EBITDA	$65	$72	$46	$21	$11	$—

(2) 100% of MEP’s EBITDA is calculated as follows:
Net income	$83	$85	$43	$—	$—	$—
Add:
Depreciation and amortization	69	70	40	—	—	—
Interest expense, net	52	51	29	—	—	—
MEP’s Adjusted EBITDA	204	206	112	—	—	—
Ownership Interest	50%	50%	49%	—%	—%	—%
Partnership’s interest in MEP’s Adjusted EBITDA	$102	$103	$56	$—	$—	$—
(3) 100% of Lone Star’s Adjusted EBITDA is calculated as follows:
Net income	$147	$94	$—	$—	$—	$—
Add:
Depreciation and amortization	52	32	—	—	—	—
Lone Star’s Adjusted EBITDA	199	126	—	—	—	—
Ownership Interest	30%	30%	—%	—%	—%	—%
Partnership’s interest in Lone Star’s Adjusted EBITDA	$60	$38	$—	$—	$—	$—
(4) 100% of Ranch JV’s Adjusted EBITDA is calculated as follows:
Net loss	$(2)	$—	$—	$—	$—	$—
Add:
Depreciation and amortization	1	—	—	—	—	—
Ranch JV’s Adjusted EBITDA	(1)	—	—	—	—	—
Ownership Interest	33.33%	—%	—%	—%	—%	—%
Partnership’s interest in Ranch JV’s Adjusted EBITDA	$—	$—	$—	$—	$—	$—

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Reconciliation of net income (loss) to “Adjusted total segment margin”
Net income (loss)	$48	$74	$(6)	$(5)	$140	$101
Add (deduct):
Operation and maintenance	166	147	78	48	117	120
General and administrative	63	67	44	37	57	51
Loss (gain) on assets sales, net	3	(2)	—	—	(133)	—
Management services termination fee	—	—	—	—	—	4
Transaction expenses	—	—	—	—	—	2
Depreciation and amortization	201	169	76	42	100	93
Income from unconsolidated affiliates	(114)	(120)	(54)	(16)	(8)	—
Interest expense, net	122	103	48	35	78	63
Loss on debt refinancing, net	8	—	16	2	—	—
Other income and deductions, net	(30)	(17)	8	4	15	—
Income tax expense (benefit)	1	—	1	—	(1)	—
Discontinued operations	—	—	1	—	3	(14)
Total segment margin	468	421	212	147	368	420
Add (deduct):
Non-cash (gain) loss from commodity derivatives	(5)	—	23	7	(7)	(18)
Adjusted total segment margin	$463	$421	$235	$154	$361	$402

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our historical consolidated financial statements and notes included elsewhere in this document.
We are a growth-oriented publicly-traded Delaware limited partnership formed in 2005 engaged in the gathering and processing, compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. We focus on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring, Avalon and Granite Wash shales. Our assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, New Mexico, and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma.
We divide our operations into five business segments. During the fourth quarter of 2012, the Partnership realigned the composition of its segments and updated the segment names to reflect the realignment. Accordingly, we have restated segment information for earlier periods to reflect this new segment alignment as follows:

•
Gathering and Processing. We provide “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs from the raw natural gas and selling or delivering the pipeline-quality natural gas and NGLs to various markets and pipeline systems. This segment also includes our 33.33% membership interest in Ranch JV, which processes natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas.

•
Natural Gas Transportation. We own a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets, and a 50% membership interest in MEP, which owns an interstate natural gas pipeline with approximately 500  miles stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama.  This segment also includes Gulf States, which owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.

•
NGL Services. We own a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including pipelines, storage, fractionation and processing facilities located in Texas, Mississippi and Louisiana.

•
Contract Services. We own and operate a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. We also own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management.

•	Corporate. The Corporate segment comprises our corporate offices.
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
Natural Gas Transportation segment. HPC has the capacity to transport up to 2.1 Bcf/d of natural gas. Results of HPC’s operations are determined primarily by the volumes of natural gas transported and subscribed on its intrastate pipeline system and the level of fees charged to customers or the margins received from purchases and sales of natural gas. HPC generates revenues and segment margins principally under fee-based transportation contracts. Approximately 89% of the margin HPC earns is related to fixed capacity reservation charges that are not directly dependent on throughput volumes or commodity prices.
MEP pipeline system, operated by KMP, has the capability to transport up to 1.8 Bcf/d of natural gas, and the pipeline capacity is fully subscribed with long-term binding commitments from creditworthy shippers. Results of MEP’s operations are determined primarily by the volumes of natural gas transported and subscribed on its interstate pipeline system and the level of fees charged to customers. MEP generates revenues and segment margins principally under fee-based transportation contracts. The margin MEP earns is primarily related to fixed capacity reservation charges that are not directly dependent on throughput volumes or commodity prices. If a sustained decline in commodity prices should result in a decline in volumes, MEP’s revenues would not be significantly impacted until expiration of the current contracts.
Gulf States is a small interstate pipeline that uses cost-based rates and terms and conditions of service for shippers wishing to secure capacity for interstate transportation service. Rates charged are largely governed by long-term negotiated rate agreements.
NGL Services segment. Lone Star owns and operates a NGLs storage, fractionation and transportation business. Lone Star's storage assets are primarily located in Mont Belvieu, Texas and its West Texas Pipeline, which passes through the Barnett shale, and its Lone Star West Texas Gateway NGL Pipeline, which passes through the Eagle Ford shale, transport NGLs through intrastate pipeline systems that originate in the Permian and Delaware basins in west Texas, and terminate at the Mont Belvieu storage and fractionation complex. Lone Star also owns and operates fractionation and processing assets located in Louisiana and Texas, including the Lone Star Fractionator I, located at Mont Belvieu, which began service in December 2012. Results of Lone Star's operations are based upon fee-based revenues and commodity pricing which are determined primarily by volumes stored, processed or transported, the level of fees charged to customers and the value of the commodity in the market at the time of sale. The margin Lone Star earns is primarily related to the volume of NGLs stored, processed and transported.
Contract Services segment. We own and operate a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. We also own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management. Fees charged for compression and treating services are typically fixed and are based on the revenue generating horsepower.
HOW WE EVALUATE OUR OPERATIONS. Management uses a variety of financial and operational measurements to analyze our performance. We view these measures as important tools for evaluating the success of our operations and review these measurements on a monthly basis for consistency and trend analysis. These measures include volumes, segment margin, total segment margin, adjusted segment margin, adjusted total segment margin, revenue generating horsepower and operation and maintenance expense on a segment and company-wide basis and EBITDA and adjusted EBITDA on a company-wide basis.
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
Segment Margin and Total Segment Margin. We define segment margin, generally, as revenues minus cost of sales. We calculate our Gathering and Processing segment margin and Natural Gas Transportation segment margin as our revenues generated from operations less the cost of natural gas and NGLs purchased and other cost of sales, including third-party transportation and processing fees.
We do not record segment margin for our investments in unconsolidated affiliates (HPC, MEP, Lone Star, and Ranch JV) because we record our ownership percentage of their net income as income from unconsolidated affiliates in accordance with the equity method of accounting.
We calculate our Contract Services segment margin as our revenues generated from our contract compression and treating operations minus direct costs, primarily repairs, associated with those revenues.
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
Revenue Generating Horsepower. Revenue generating horsepower is the primary driver for revenue growth in our contract compression segment, and it is also the primary measure for evaluating our operational efficiency. Revenue generating horsepower is the total horsepower that our Contract Services segment owns and operates for external customers. It does not include horsepower under contract that is not generating revenue or idle horsepower.
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
Neither EBITDA nor adjusted EBITDA should be considered as an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP. EBITDA and adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA or adjusted EBITDA in the same manner. Adjusted EBITDA is the starting point in determining cash available for distribution, which is an important non-GAAP financial measure for a publicly traded partnership.
GENERAL TRENDS AND OUTLOOK. We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove incorrect, our actual results may vary materially from our expected results.
Energy Outlook. In its annual energy outlook forecast, the EIA projects that domestic production of crude oil will increase from an average of 5.6 million Bbls/d in 2011 to 7.9 million Bbls/d by 2014, a 40% increase. Although production is projected to gradually decline beyond 2020, overall crude production is expected to remain above 6.1 million Bbls/d through 2040.

Natural gas production from shales is expected to increase to 19 trillion cubic feet by 2040 from 5 trillion cubic feet produced in 2010. Natural gas production from shales amounted to 23% of total natural gas produced in the U.S. in 2010 and is projected to grow to 56% by 2040.
The increase in natural gas consumption is expected to come primarily from the industrial and electric power sectors. Natural gas used in the industrial sector is projected to grow from 6.8 trillion cubic feet in 2011 to 7.8 trillion cubic feet in 2025. The natural gas share of electricity generation rose to 24% in 2010 and is expected to continue increasing to 30% in 2040.
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
RECENT DEVELOPMENTS
SUGC. In February 2013, we and Regency Western entered into a contribution agreement with Southern Union, a wholly owned subsidiary of Holdco, to acquire SUGC for $1.5 billion, subject to customary post-closing adjustments. We will finance the acquisition by issuing $900 million of common units to Holdco, comprised of $750 million of our common units and $150 million of recently created Class F common units. The Class F common units are entitled to participate in our distributions for twenty-four months post-transaction closing. The remaining $600 million will be paid in cash. In addition, in conjunction with the acquisition, ETE has agreed to forgo IDR payments on the common units issued with this transaction for the twenty-four months post-transaction closing and to eliminate the $10 million annual management fee paid by us for two years post-transaction close. The transaction is expected to close in the second quarter of 2013.
Upon closing, the acquisition of SUGC will expand our presence is the Permian Basin in west Texas, one of the most prolific, high growth, oil and liquids-rich basins in North America.
Because the SUGC acquisition is a transaction between commonly controlled entities (i.e., the buyer and the sellers are each affiliates of ETE), we will be required to account for the acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the SUGC acquisition will reflect historical balance sheet data for both SUGC and us instead of reflecting the fair market value of SUCG assets and liabilities. We will recast our financial statements to include the operations of SUGC from March 26, 2012 (the date upon which common control began).
Eagle Ford Expansion. In May 2012, we announced the construction of an expansion to ELG in the Eagle Ford shale ("Edwards Lime Expansion") which will increase the system's capacity by 90 MMcf/d to 160 MMcf/d, and will provide for additional crude transportation and stabilization capacity of 17,000 Bbls/d. We own a 60% interest in ELG and operate the assets. Contracts on the expansion are fee-based, which includes reservation fees. Capital expenditures related to the expansion are expected to total $150 million, of which we will contribute $90 million; this amount is included in our previously announced 2012 growth capital projections. The project is expected to be completed in the first half of 2013.
Dubach Processing Facility Expansion. In August 2012, we announced an expansion of the Dubach processing facility in north Louisiana which will increase the processing capacity of the facility to 210 MMcf/d by adding an incremental 70 MMcf/d of cryogenic processing capacity and 20 MMcf/d of JT capacity. The $75 million capital expenditure related to the Dubach expansion also includes the construction of high-pressure gathering lines to transport production to the facility. The project, which is expected to come online in the second quarter of 2013, is backed by fee-based contracts and an acreage dedication.
Lone Star Expansion. In February 2012, Lone Star announced it would construct a second 100,000 Bbls/d NGL fractionation facility at Mont Belvieu, Texas. Lone Star expects this second fractionator to be completed in the fourth quarter of 2013 at an estimated cost of $350 million, of which our proportionate estimated capital contributions is $105 million. In December 2012, Lone Star announced that its West Texas Gateway NGL Pipeline and Lone Star Fractionator I were placed in service, both before originally anticipated. The West Texas Gateway NGL Pipeline, which passes through the Eagle Ford shale, is a 570-mile, 16-inch pipeline that transports NGLs produced in the Permian and Delaware Basins in West Texas to Mont Belvieu, Texas and has an

initial capacity of 209,000 Bbls/d. The Fractionator I, located at Mont Belvieu, Texas, has a capacity of 100,000 barrels per day of NGLs and will handle NGL barrels delivered from several sources, including the West Texas Gateway NGL pipeline.
Ranch JV Expansion. In June 2012, Ranch JV's 25 MMcf/d refrigeration processing plant began operations. In December 2012, Ranch JV’s 100 MMcf/d cryogenic processing plant began operations.
RESULTS OF OPERATIONS
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
(Tabular dollar amounts, except per unit data, are in millions)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change	Percent
Total revenues	$1,339	$1,434	$(95)	7%
Cost of sales	871	1,013	(142)	14
Total segment margin (1)	468	421	47	11
Operation and maintenance	166	147	19	13
General and administrative	63	67	(4)	6
Loss (gain) on asset sales, net	3	(2)	5	250
Depreciation and amortization	201	169	32	19
Operating income	35	40	(5)	13
Income from unconsolidated affiliates	114	120	(6)	5
Interest expense, net	(122)	(103)	(19)	18
Loss on debt refinancing, net	(8)	—	(8)	100
Other income and deductions, net	30	17	13	76
Income before income taxes	49	74	(25)	34
Income tax expense	1	—	1	100
Net income	$48	$74	$(26)	35
Net income attributable to the noncontrolling interest	(2)	(2)	—	—
Net income attributable to Regency Energy Partners LP	$46	$72	$(26)	36%
Gathering and processing segment margin	$279	$233	$46	20%
Non-cash gain from commodity derivatives	(5)	—	(5)	100
Adjusted gathering and processing segment margin	$274	$233	$41	18
Natural gas transportation segment margin	2	3	(1)	33
Contract services segment margin (2)	189	185	4	2
Corporate segment margin	19	17	2	12
Intersegment eliminations (2)	(21)	(17)	(4)	24
Adjusted total segment margin	$463	$421	$42	10%
_______________________

(1)	For reconciliation of segment margin to the most directly comparable financial measure calculated and presented in accordance with GAAP, read “Item 6. Selected Financial Data.”

(2)
Contract Services segment margin includes intersegment revenues of $21 million and $17 million for the years ended December 31, 2012 and 2011, respectively. These intersegment revenues were eliminated upon consolidation.

Net Income Attributable to Regency Energy Partners LP. Net income attributable to Regency Energy Partners LP decreased to $46 million in the year ended December 31, 2012 from $72 million in the year ended December 31, 2011. The major components of this change were as follows:

•
$47 million increase in total segment margin mainly due to increased volumes in south and west Texas and north Louisiana in our Gathering and Processing segment. Although the decline in commodity prices lowered revenues and cost of sales, it had little impact to our total segment margin, as we continue to grow our fee-based revenues in south and west Texas as well as north Louisiana;

•
$13 million increase in other income and deductions, net, primarily due to a $16 million one-time producer payment received in March 2012 related to an assignment of certain contracts offset by a decrease in the non-cash gain on the embedded derivatives related to the Series A Preferred Units; and

•	$4 million decrease in general and administrative expenses primarily due to lower professional fees and office expenses; offset by

•
$32 million increase in depreciation and amortization expense primarily related to the completion of various organic growth projects placed in service during 2012, as well as a $12 million increase related to the accelerated depreciation and amortization of certain tangible and intangible assets and an out-of-period adjustment of $7 million recorded in March 2012 (further discussed below);

•
$19 million increase in operations and maintenance expense primarily related to increases in employee costs, compressor maintenance costs, and ad valorem taxes due to growth in west and south Texas and north Louisiana;

•
$19 million increase in interest expense, net, primarily related to a full year of interest associated with the $500 million 2021 Notes issued in May 2011 as well as three months of interest associated with our $700 million 2023 notes issued in October 2012;

•	$8 million net loss on debt refinancing related to the redemption of 35% of our outstanding 2016 Notes at a price of 109.375% of the principal amount plus accrued interest in May 2012; and

•
$6 million decrease in income from unconsolidated affiliates primarily related to a decrease in equity income from HPC associated with non-cash asset impairment charges related to its idle property, plant, and equipment.

Adjusted Total Segment Margin. Adjusted total segment margin increased to $463 million in the year ended December 31, 2012 from $421 million in the year ended December 31, 2011. The major components of this increase were as follows:

•
Adjusted Gathering and Processing segment margin increased to $274 million for the year ended December 31, 2012 from $233 million for the year ended December 31, 2011 primarily due to the volume growth in south and west Texas and north Louisiana. Total Gathering and Processing segment throughput increased to 1,433,000 MMBtu/d during the year ended December 31, 2012 from 1,187,000 MMBtu/d during the year ended December 31, 2011. Total NGL gross production increased to 38,000 Bbls/d during the year ended December 31, 2012 from 32,000 Bbls/d during the year ended December 31, 2011;

•
Contract Services segment margin increased to $189 million in the year ended December 31, 2012 from $185 million in 2011. Contract Services segment margin includes both revenues from external customers as well as intersegment revenues and is primarily based on revenue generating horsepower. Revenue generating horsepower, inclusive of intersegment revenue generating horsepower, increased to 919,000 as of December 31, 2012 from 846,000 as of December 31, 2011. The increase in revenue generating horsepower is primarily attributable to additional horsepower placed into service in south Texas for the Gathering and Processing segment to provide compression services to third party customers;

•
Corporate segment margin increased to $19 million in the year ended December 31, 2012 from $17 million in the year ended December 31, 2011, which was primarily attributable to the increase in the management fee received from HPC beginning in April 2012; and

•
Intersegment eliminations increased to $21 million in the year ended December 31, 2012 from $17 million in the year ended December 31, 2011. The increase was primarily due to an increase in transactions between Gathering and Processing and the Contract Services segments as a result of additional services provided in south Texas for the Gathering and Processing segment to provide compression and treating services to external customers.

Operation and Maintenance. Operation and maintenance expense increased to $166 million in the year ended December 31, 2012 from $147 million in the year ended December 31, 2011. The increase is primarily due to the following:

•	$8 million increase in employee expenses for organic growth projects in south and west Texas and an increase in employee headcount;

•	$5 million increase in compressor maintenance costs primarily related to an increase in materials and maintenance costs; and

•	$5 million increase in ad valorem taxes primarily related to our organic growth projects.
General and Administrative. General and administrative expense decreased to $63 million in the year ended December 31, 2012 from $67 million in the year ended December 31, 2011. This decrease is primarily the result of the following:

•	$3 million decrease in professional fees associated with decreases in legal and consulting fees; and

•	$2 million decrease in office expenses related to lower rent expenses; offset by

•	$2 million increase in employee expenses, including primarily management incentive plan expenses and benefits.
Depreciation and Amortization. Depreciation and amortization expense increased to $201 million in the year ended December 31, 2012 from $169 million in the year ended December 31, 2011. This increase was the result of $13 million of additional depreciation and amortization expense due to the completion of various organic growth projects since December 2011, a $12 million increase related to the acceleration of depreciation and amortization of certain tangible and intangible assets that management determined had shorter economic useful lives, and a $7 million increase related to an “out-of-period” adjustment for all periods subsequent to May 26, 2010 (the “Successor” period) related to our Contract Services segment to adjust the estimated useful lives of certain assets to comply with our policy. The amounts associated with the out-of-period adjustment related to the year ended December 31, 2011 and to the period from May 26, 2010 to December 31, 2010 were $4 million and $3 million, respectively. Had these amounts been recorded to their respective period, the depreciation and amortization expense for the year ended December 31, 2012 and 2011 would have been $194 million and $173 million, respectively.
Income from Unconsolidated Affiliates. Income from unconsolidated affiliates decreased to $114 million for the year ended December 31, 2012 from $120 million for the year ended December 31, 2011. The schedule summarizes the components of income from unconsolidated affiliates and our ownership interest for the years ended December 31, 2012 and 2011, respectively:

	Year Ended December 31, 2012
	HPC	MEP	Lone Star	Ranch JV	Total
Net income (loss)	$70	$83	$147	(2)
Ownership interest	49.99%	50%	30%	33.33%
Share of unconsolidated affiliates’ net income (loss)	35	42	44	(1)
Less: Amortization of excess fair value of unconsolidated affiliates	(6)	—	—	—
Income (loss) from unconsolidated affiliates	$29	$42	$44	$(1)	$114
	Year Ended December 31, 2011
	HPC	MEP(1)	Lone Star(2)	Ranch JV(3)	Total
Net income	$109	$85	$94	$—
Ownership interest	49.99%	50%	30%	33.33%
Share of unconsolidated affiliates’ net income	55	43	28	—
Less: Amortization of excess fair value of unconsolidated affiliates	(6)	—	—	—
Income from unconsolidated affiliates	49	43	28	—	120
_______________________

(1)	Ownership interest in MEP increased to 50% in September 2011 due to the purchase of an additional 0.1% interest.

(2)	Represents Lone Star net income from May 2, 2011 (date of acquisition) to December 31, 2011.

(3)	We acquired a 33.33% membership interest in Ranch JV in December 2011.
HPC’s net income decreased to $70 million for the year ended December 31, 2012 from $109 million for the year ended December 31, 2011, primarily due to a $22 million non-cash asset impairment charge related to its surplus equipment acquired during the RIGS' 2009 Haynesville Expansion Project and not anticipated to be utilized in future expansion projects. In addition, HPC's margin decreased by $10 million year-over-year, mainly due to the expiration of certain contracts not renewed and lower throughput. Shippers who are choosing not to renew their contracts are primarily doing so because they hold excess firm transportation capacity out of the Haynesville shale.  This excess capacity is a result of moving drilling rigs out of the Haynesville area to richer gas plays, which has slowed supply growth and contributed to the decrease in throughput.
MEP's net income decreased to $83 million for the year ended December 31, 2012 from $85 million for the year ended December 31, 2011. Lone Star's net income increased to $147 million from $94 million, due to its net income in the prior year only reflecting the activity from initial contribution, May 2, 2011 to December 31, 2011.

The following table presents operational data for each of our unconsolidated affiliates for the years ended December 31, 2012 and 2011:

		Year Ended December 31,
		2012	2011
HPC	Throughput (MMBtu/d)	854,388	1,321,266
MEP	Throughput (MMBtu/d)	1,409,079	1,360,658
Lone Star	West Texas Pipeline – Total Volumes (Bbls/d)	134,274	130,246	(1)
	Refinery Services – Geismar Throughput (Bbls/d)	17,152	15,676	(1)
Ranch JV	Throughput (MMBtu/d) (2)	3,274	N/A
_______________________

(1)	All of Lone Star’s operational volumes represent the period from May 2, 2011 (acquisition date) to December 31, 2011.

(2)	Ranch JV began operations in June 2012.
N/A:    We acquired a 33.33% membership interest in Ranch JV in December 2011.

Interest Expense, net. Interest expense, net increased to $122 million in the year ended December 31, 2012 from $103 million in the year ended December 31, 2011. The increase was primarily attributable to a full year of interest associated with the $500 million 2021 Notes issued in May 2011 as well as three months of interest associated with the $700 million 2023 Notes issued in October 2012.
Other Income and Deductions, net. Other income and deductions, net increased to a $30 million gain in the year ended December 31, 2012 from a $17 million gain in the year ended December 31, 2011 primarily due to a $16 million one-time producer payment received in March 2012 related to an assignment of certain contracts, offset by a decrease in the non-cash mark-to-market gain in the embedded derivative related to the Series A Preferred Units.

Year Ended December 31, 2011 vs. Combined Year Ended December 31, 2010
(Tabular dollar amounts, except per unit data, are in millions)

		Combined Year Ended December 31, 2010
	Successor		Predecessor
	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010	Combined Year Ended December 31, 2010	Change	Percent
Total revenues	$1,434	$716	$505	$1,221	$213	17%
Cost of sales	1,013	504	358	862	151	17
Total segment margin (1)	421	212	147	359	62	17
Operation and maintenance	147	78	48	126	21	18
General and administrative	67	44	37	81	(14)	17
Gain on asset sales, net	(2)	—	—	—	(2)	100
Depreciation and amortization	169	76	42	118	51	43
Operating income	40	14	20	34	6	18
Income from unconsolidated subsidiaries	120	54	16	70	50	72
Interest expense, net	(103)	(48)	(35)	(83)	(20)	24
Loss on debt refinancing, net	—	(16)	(2)	(18)	18	100
Other income and deductions, net	17	(8)	(4)	(12)	29	243
Income (loss) from continuing operations before income taxes	74	(4)	(5)	(9)	83	983
Income tax expense	—	1	—	1	(1)	51
Net income (loss) from continuing operations	74	(5)	(5)	(10)	84	888
Discontinued operations	—	(1)	—	(1)	1	100
Net income (loss)	$74	$(6)	$(5)	$(11)	$85	774
Net income attributable to the noncontrolling interest	(2)	—	—	—	(2)	100
Net income (loss) attributable to Regency Energy Partners LP	$72	$(6)	$(5)	$(11)	$83	731%
Gathering and processing segment margin	$233	$110	$86	$196	$37	19%
Non-cash loss from commodity derivatives	—	23	7	30	(30)	100
Adjusted gathering and processing segment margin	$233	$133	$93	$226	$7	3
Natural gas transportation segment margin	3	3	1	4	(1)	25
Contract services segment margin (2)	185	103	62	165	20	12
Corporate segment margin	17	10	7	17	—	—
Intersegment eliminations (2)	(17)	(14)	(9)	(23)	6	26
Adjusted total segment margin	$421	$235	$154	$389	$32	8%
 _______________________

(1)	For reconciliation of segment margin to the most directly comparable financial measure calculated and presented in accordance with GAAP, read “Item 6. Selected Financial Data.”

(2)
Contract Services segment margin includes intersegment revenues of $17 million and $23 million for the years ended December 31, 2011 and 2010, respectively. These intersegment revenues were eliminated upon consolidation.

Net (Loss) Income Attributable to Regency Energy Partners LP. Net income (loss) attributable to Regency Energy Partners LP increased to a net income of $72 million in the year ended December 31, 2011 from a net loss of $11 million in the year ended December 31, 2010. The major components of this change were as follows:

•
$62 million increase in total segment margin mainly due to increased volumes in south Texas and a full year of treating services within our Contract Services segment margin, which were acquired in September 2010;

•	$50 million increase in income from unconsolidated affiliates primarily from our acquisitions of a 49.9% interest in MEP in May 2010 and a 30% interest in Lone Star in May 2011;

•	$29 million increase in other income and deductions, net due to the non-cash gain on the embedded derivatives related to the Series A Preferred Units;

•	the absence of an $18 million redemption premium paid in 2010 and recorded as a loss on debt refinancing, net;

•
$14 million decrease in general and administrative expenses primarily due to the absence of a $10 million one-time charge of unit-based compensation expense in 2010 related to the vesting of outstanding LTIP grants upon the acquisition of our General Partner by ETE; offset by

•
$51 million increase in depreciation and amortization expense primarily related to additional assets placed in service during 2011 and a full year of depreciation related to the fair value adjustment of our long-lived assets upon the acquisition of our General Partner;

•
$21 million increase in operations and maintenance expense primarily due to increased compression and pipeline maintenance as well as a full year of operations of treating services within our Contract Services segment, which were acquired in September 2010; and

•
$20 million increase in interest expense, net, primarily related to the interest associated with the $500 million 2021 Notes issued in May 2011 to partially fund the acquisition of our 30% interest in Lone Star as well as a full year of interest associated with the $600 million 2018 Notes issued in October 2010.

Adjusted Total Segment Margin. Adjusted total segment margin increased to $421 million in the year ended December 31, 2011 from $389 million in the year ended December 31, 2010. The major components of this change were as follows:

•
Adjusted Gathering and Processing segment margin increased to $233 million for the year ended December 31, 2011 from $226 million for the year ended December 31, 2010 primarily due to the increased volumes in the Eagle Ford shale in south Texas and Permian Delaware Basin in west Texas. Total Gathering and Processing segment throughput increased to 1,187,000 MMBtu/d during the year ended December 31, 2011 from 996,800 MMBtu/d during the year ended December 31, 2010. Total NGL gross production increased to 32,000 Bbls/d during the year ended December 31, 2011 from 26,000 Bbls/d during the year ended December 31, 2010;

•
Contract Services segment margin increased to $185 million in the year ended December 31, 2011 from $165 million in the year ended December 31, 2010. The increase was primarily attributable to the increased revenue generating horsepower provided to third parties as well as a full year of margin contributed from our treating services, which were acquired in September 2010. As of December 31, 2011, total revenue generating horsepower was 846,000, compared to 845,000 as of December 31, 2010; and

•
Intersegment eliminations decreased to $17 million in the year ended December 31, 2011 from $23 million in the year ended December 31, 2010. The decrease was due to decreased intersegment transactions between the Gathering and Processing and the Contract Compression segment as a result of the transfer of certain compression units from the Contract Compression segment to the Gathering and Processing segment in the second quarter of 2011.

Operation and Maintenance. Operation and maintenance expense increased to $147 million in the year ended December 31, 2011 from $126 million in the year ended December 31, 2010. The increase is primarily due to the following:

•	$7 million increase in compressor maintenance costs primarily related to an increase in lube oil and materials costs;

•	$6 million increase in pipeline maintenance expenses in our Gathering and Processing segment;

•	$3 million increase in employee expenses primarily due to higher short-term incentive compensation accrual;

•	$3 million increase in plant operating expenses primarily related to our contract treating services within our Contract Services segment, which was acquired in September 2010; and

•	$2 million increase in consumable products.

General and Administrative. General and administrative expense decreased to $67 million in the year ended December 31, 2011 from $81 million in the year ended December 31, 2010. This increase is primarily due to the following:

•	$13 million decrease in employee costs primarily due to the shared services integration and resulting reduction in headcount; and

•
the absence of $10 million one-time charge in unit-based compensation primarily related to the vesting of outstanding LTIP grants upon the acquisition of our General Partner by ETE in May 2010; offset by

•	$11 million increase in related party general and administrative expenses for the services agreements with Services Co. and ETC.
Depreciation and Amortization. Depreciation and amortization expense increased to $169 million in the year ended December 31, 2011 from $118 million in the year ended December 31, 2010. This increase was the result of $35 million of additional depreciation and amortization expense due to the completion of various organic growth projects since December 2010 and a $9 million increase related to our treating assets within the Contract Services segment that we acquired in September 2010. Additionally, there was a $8 million increase in depreciation and amortization expense incurred related to the increase of property, plant and equipment amounts resulting from the fair value adjustments upon the change in control resulting from the acquisition of our General Partner in May 2010. Had the change in control occurred on January 1, 2010, our depreciation and amortization expense on a pro forma basis for the combined year ended December 31, 2010 would have been $125 million.
Income from Unconsolidated Affiliates. Income from unconsolidated affiliates increased to $120 million for the year ended December 31, 2011 from $70 million for the year ended December 31, 2010. The schedule summarizes the components of income from unconsolidated affiliates and our ownership interest for the years ended December 31, 2011 and 2010, respectively:

	Year Ended December 31, 2011
	HPC	MEP	Lone Star(4)	Total
Net income	$109	$85	$94
Ownership interest	49.99%	50%(1)	30%
Share of unconsolidated affiliates’ net income	55	43	28
Less: Amortization of excess fair value of unconsolidated affiliates	(6)	—	—
Income from unconsolidated affiliates	$49	$43	$28	$120
	Year Ended December 31, 2010
	HPC	MEP(2)	Lone Star	Total
Net income	$107	$43	N/A
Ownership interest	48.3%(3)	49.9%	N/A
Share of unconsolidated affiliates’ net income	51	22	N/A
Less: Amortization of excess fair value of unconsolidated affiliates	(3)	—	N/A
Income from unconsolidated affiliates	$48	$22	N/A	$70
_______________________

(1)	Ownership interest in MEP increased to 50% in September 2011 due to the purchase of an additional 0.1% interest.

(2)	Represents the MEP net income from May 26, 2010 (date of acquisition) to December 31, 2010.

(3)	Ownership interest in HPC increased from 43% to 49.99% on April 30, 2010.

(4)	Represents Lone Star net income from May 2, 2011 (date of acquisition) to December 31, 2011.
N/A:    We acquired a 30% membership interest in Lone Star on May 2, 2011.
HPC’s net income increased to $109 million for the year ended December 31, 2011 from $107 million for the year ended December 31, 2010, primarily due to higher throughput in 2010. Throughput increased to 1,321,000 MMBtu/d for the year ended December 31, 2011 from 1,278,000 MMBtu/d for the year ended December 31, 2010.
MEP’s net income increased to $85 million for the year ended December 31, 2011 from $43 million for the period from May 26, 2010 (acquisition date) to December 31, 2010, primarily due to reporting a full year of operations.

The following table presents operational data for each of our unconsolidated affiliates for the years ended December 31, 2011 and 2010:

		Year Ended December 31,
		2011		2010
HPC	Throughput (MMBtu/d)	1,321,266		1,277,881
MEP	Throughput (MMBtu/d)	1,360,658		1,408,778	(2)
Lone Star	West Texas Pipeline – Total Volumes (Bbls/d)	130,246	(1)	N/A
	Refinery Services – Geismar Throughput (Bbls/d)	15,676	(1)	N/A
_______________________

(1)	All of Lone Star’s operational volumes represent the period from May 2, 2011 (acquisition date) to December 31, 2011.

(2)
Despite the decrease in throughput, MEP’s revenues remained relatively stable throughout the period, because almost all of MEP’s revenues are derived from firm transportation contracts with fixed fees.

N/A:	We acquired a 30% membership interest in Lone Star on May 2, 2011.

Interest Expense, Net. Interest expense, net increased to $103 million in the year ended December 31, 2011 from $83 million in the year ended December 31, 2010. The increase was primarily attributable to interest associated with the $500 million 2021 Notes issued in May 2011 and a full year of interest associated with the $600 million 2018 Notes issued in October 2010.
Other Income and Deductions, net. Other income and deductions, net increased to a $17 million gain in 2011 from a $12 million loss in 2010 primarily due to the non-cash value change in the embedded derivatives related to the Series A Preferred Units issued in September 2009.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our sources of liquidity will include:

•	cash generated from operations and occasional asset sales;

•	borrowings under our revolving credit facility;

•	distributions received from unconsolidated affiliates;

•	debt offerings; and

•	issuance of additional partnership units.
We expect our 2013 capital expenditures, including capital contributions to our unconsolidated affiliates, to be as follows (in millions):

2013
Growth Capital Expenditures
Gathering and Processing segment	$365
NGL Services segment	120
Contract Services segment	95
Total	$580

Maintenance Capital Expenditures, including our proportionate share related to our unconsolidated affiliates	$50
We may revise the timing of these expenditures as necessary to adapt to economic conditions. We expect to fund our growth capital expenditures with borrowings under our revolving credit facility and a combination of debt and equity issuances.
Working Capital (Deficit) Surplus. Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our obligations as they become due. When we incur growth capital expenditures, we may experience working capital deficits as we fund construction expenditures out of working capital until they are permanently financed. Our working capital is also influenced by the fair value changes of current derivative assets and liabilities. These derivative assets and liabilities represent our expectations for the settlement of derivative rights and obligations over the next 12 months, and should be viewed differently from trade accounts receivable and accounts payable, which settle over a shorter span of time. When our derivative positions are settled, we expect an offsetting physical transaction, and, as a result, we do not expect derivative assets and liabilities to affect our ability to pay expenditures and obligations as they come due. Our Contract Services segment records deferred revenue as a current liability. The deferred revenue represents billings in advance of services performed. As the revenues associated with the deferred revenue are earned, the liability is reduced.
Our working capital deficit increased to $50 million at December 31, 2012 from a deficit of $46 million at December 31, 2011. This increase was primarily due to the following:

•	an increase of $33 million in trade accounts payable net of trade accounts receivable, primarily due to the timing of payments and accruals for operating expenses and capital projects;

•	an increase of $24 million in related party payables, primarily due to an accrual of $23 million capital contribution to Lone Star; offset by

•	an increase of $52 million in cash and cash equivalents, primarily due to the capital contributions to ELG from its joint venture partners to fund its capital expansion projects.
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
Cash Flows from Operating Activities. Net cash flows provided by operating activities decreased to $252 million in the year ended December 31, 2012 from $254 million in the year ended December 31, 2011. Net cash flows provided by operating activities increased to $254 million in the year ended December 31, 2011 from $169 million in the year ended December 31, 2010. The increase was primarily due to an increase in distributions from unconsolidated affiliates and an increase in segment margin.
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
Cash Flows used in Investing Activities. Net cash flows used in investing activities decreased to $683 million in the year ended December 31, 2012 from $955 million in the year ended December 31, 2011, which was primarily due to larger capital contributions made to Lone Star in 2011.
Net cash flows used in investing activities increased to $955 million in the year ended December 31, 2011 from $445 million in the year ended December 31, 2010. The increase was primarily due to the acquisition of a 30% interest in Lone Star in May 2011 for $594 million, offset by an increase in return of investment from unconsolidated affiliates of $15 million.
Growth Capital Expenditures. Growth capital expenditures are capital expenditures made to acquire additional assets to increase our business, to expand and upgrade existing systems and facilities or to construct or acquire similar systems or facilities. In the year ended December 31, 2012, we incurred $767 million of growth capital expenditures. Growth capital expenditures for the year ended December 31, 2012 consisted of $298 million for organic growth projects in our Gathering and Processing segment; $318 million for organic growth projects of Lone Star in NGL Services segment; and $151 million for the fabrication of new compressor packages and new treating plants for our Contract Services segment.
Maintenance Capital Expenditures. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets or to maintain the existing operating capacity of our assets and extend their useful lives. In the year ended December 31, 2012 and 2011, we incurred $34 million and $22 million, respectively, of maintenance capital expenditures, including our proportionate share related to unconsolidated affiliates.
Cash Flows from Financing Activities. Net cash flows provided by financing activities decreased to $483 million in the year ended December 31, 2012 from $693 million in the year ended December 31, 2011. The decrease was primarily due to a decrease in proceeds from common unit offerings of $124 million, an $88 million senior notes redemption in 2012, and an increase in partner distributions of $48 million.

Net cash flows provided by financing activities increased to $693 million in the year ended December 31, 2011 from $275 million in the year ended December 31, 2010. The increase was primarily due to the following:

•	the absence in 2011 of $358 million related to the redemption of our 2013 Senior Notes;

•	a net increase in our revolving credit facility borrowings of $182 million; partially offset by

•	an increase in Partner distributions of $70 million.
Capital Resources
Description of Our Indebtedness. As of December 31, 2012, our aggregate outstanding indebtedness totaled $2.16 billion and consisted of $192 million borrowings under our revolving credit facility and $1.97 billion of outstanding senior notes as compared to our aggregate outstanding indebtedness as of December 31, 2011, which totaled $1.69 billion and consisted of $332 million in borrowings under our revolving credit facility and $1.36 billion of outstanding senior notes.
Revolving Credit Facility. We, through RGS, have a $1.15 billion revolving credit facility, including availability for letters of credit of $200 million, that matures on June 15, 2014. As of December 31, 2012, RGS is allowed additional investments in Lone Star of up to $550 million, in ELG of up to $250 million, and in Ranch JV of up to $50 million. We are allowed to make additional investments in HPC up to $250 million less our ownership portion of indebtedness residing at HPC. In addition, the agreement allows for an additional investment in any joint venture of up to $250 million.
Borrowings under our revolving credit facility are secured by substantially all of our assets and are guaranteed by us and our subsidiaries. The revolving credit facility and the guarantees are senior to the Partnership’s and the other guarantor’s unsecured obligations.
The outstanding balance under the revolving credit facility bears interest at LIBOR plus a margin or alternative base rate (equivalent to the U.S. prime lending rate) plus a margin, or a combination of both. The alternate base rate used to calculate interest on base rate loans will be calculated based on the greatest to occur of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.00%. The applicable margin shall range from 1.50% to 2.25% for base rate loans, 2.50% to 3.25% for Eurodollar loans.
We pay (i) a commitment fee ranging from 0.375% to 0.50% per annum of the unused portion of the revolving loan commitments, (ii) a participation fee for each revolving lender participating in letters of credit ranging from 2.50% to 3.25% per annum of the average daily amount of such lender’s letter of credit exposure and (iii) a fronting fee to the issuing bank of letters of credit equal to 0.125% per annum of the average daily amount of the letter of credit exposure.
The revolving credit facility contains financial covenants requiring RGS and its subsidiaries to maintain a debt to consolidated EBITDA (as defined in the credit agreement) ratio less than 5.25, a consolidated EBITDA to consolidated interest expense ratio greater than 2.75, and a secured debt to consolidated EBITDA ratio less than 3. At December 31, 2012 and 2011, RGS and its subsidiaries were in compliance with these covenants.
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
Senior Notes due 2016. In May 2009, we and Finance Corp. issued $250 million of senior notes that mature on June 1, 2016 (“2016 Notes”). The 2016 Notes bear interest at 9.375% with interest payable semi-annually in arrears on June 1 and December 1. The net proceeds were used to partially repay loans under our revolving credit facility. In May 2012, we redeemed 35%, or $88 million of the 2016 Notes, bringing the total outstanding balance to $162 million.
Beginning June 1 of the years indicated below, we may redeem all or part of these notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

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
At any time before December 1, 2013, up to 35% of the 2018 Notes can be redeemed at a price of 106.875% of the principal amount plus accrued interest. Beginning December 1 of the years indicated below, we may redeem all or part of these notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

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
Senior Notes due 2023. In October 2012, we and Finance Corp. issued $700 million of senior notes that mature on April 15, 2023 (“2023 Notes”). The 2023 Notes bear interest at 5.5% paid semi-annually in arrears on April 15 and October 15, commencing on April 15, 2013. The proceeds were used to pay down the balance on our revolving credit facility.
At any time prior to October 15, 2015, we may redeem up to 35% of the 2023 Notes at a price equal to 105.5% of the principal amount plus accrued interest. Beginning on October 15 of the years indicated below, we may redeem all or part of the 2023 Notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

July 15 of year ending:	Percentage of Redemption
2017	102.750%
2018	101.833%
2019	100.917%
2020 and thereafter	100.000%
At any time prior to October 15, 2017, we may also redeem all or part of the notes at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at October 15, 2017 plus (ii) all required interest payments due on the note through October 15, 2017, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
Upon a change of control, as defined in the indenture, followed by a rating decline within 90 days, each holder of the 2016 Notes, 2018 Notes, 2021 Notes and the 2023 Notes will be entitled to require us to purchase all or a portion of its notes at a purchase price of 101% of the principal amount plus accrued interest and liquidated damages, if any. Our ability to purchase the notes upon a change of control will be limited by the terms of our debt agreements, including our revolving credit facility. Subsequent to the ETE Acquisition, in 2010, no noteholder exercised this option.
The 2016 Notes, 2018 Notes, 2021 Notes and 2023 Notes contain various covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur additional indebtedness;

•	pay distributions on, or repurchase or redeem equity interests;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates; and

•	sell assets, consolidate or merge with or into other companies.
If the 2016 Notes, 2018 Notes, 2021 Notes or 2023 Notes achieve investment grade ratings by both Moody’s and S&P and no default or event of default has occurred and is continuing, we will no longer be subject to many of the foregoing covenants. At December 31, 2012, we were in compliance with these covenants.
All of the 2016 Notes, 2018 Notes, 2012 Notes and 2023 Notes are jointly and severally guaranteed by all of our consolidated subsidiaries, other than Finance Corp. and a minor subsidiary. The senior notes and the guarantees are unsecured and rank equally with all of our and the guarantors’ existing and future unsecured obligations. The senior notes and the guarantees will be senior in right of payment to any of our and the guarantors’ future obligations that are, by their terms, expressly subordinated in right of payment to the notes and the guarantees. The senior notes and the guarantees will be effectively subordinated to our and the guarantors’ secured obligations, including our revolving credit facility, to the extent of the value of the assets securing such obligations.
Equity Offerings. In March 2012, we issued 12,650,000 common units representing limited partner interests in a public offering at a price of $24.47 per common unit, resulting in net proceeds of $297 million. In May 2012, we used the net proceeds from this offering to redeem 35% of our outstanding senior notes due 2016; pay related premium, expenses and accrued interest; and repay outstanding borrowings under the revolving credit facility.
In October 2011, we sold 11,500,000 common units in an underwritten public offering, and received $232 million in proceeds. In May 2011, we issued 8,500,001 common units representing limited partnership interests resulting in net proceeds of $204 million, to partially fund our capital contribution to Lone Star. These units were issued in a private placement conducted in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended, under section 4(2) thereof. These units were subsequently registered with the SEC.
Equity Distribution Agreement. In June 2012, we entered into an Equity Distribution Agreement with Citi under which we may offer and sell common units, representing limited partner interests, having an aggregate offering price of up to $200 million, from time to time through Citi, as sales agent for us. Sales of these units, if any, made from time to time under the Equity Distribution Agreement will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed upon by us and Citi. We may also sell common units to Citi as principal for our own account at a price agreed upon at the time of sale. Any sale of common units to Citi as principal would be pursuant to the terms of a separate agreement between us and Citi. We intend to use the net proceeds from the sale of these units for general partnership purposes. As of December 31, 2012, we have issued 691,129 common units resulting in net proceeds of $15 million.
Contractual Obligations. The following table summarizes our total contractual cash obligations as of December 31, 2012:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (including interest) (1)	$3,158	$137	$443	$395	$2,183
Operating leases	8	2	2	2	2
Purchase obligations (2)	122	122	—	—	—
Distributions and redemption of Series A Preferred Units (3)	244	8	16	16	204
Related party cash obligations (4)	24	10	14	—	—
Capital contribution commitments to unconsolidated affiliate (5)	1	1	—	—	—
Total (6)	$3,557	$280	$475	$413	$2,389
  _______________________

(1)
Assumes a constant LIBOR interest rate of 0.843% plus applicable margin (2.50% as of December 31, 2012) for our revolving credit facility. The principal of our outstanding senior notes ($1.96 billion) bears a weighted average fixed rate of 6.5%.

(2)
Excludes physical and financial purchases of natural gas, NGLs, and other commodities due to the nature of both the price and volume components of such purchases, which vary on a daily and monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

(3)	Assumes that the Series A Preferred Units are redeemed for cash on September 2, 2029, and an annual distribution of $8 million.

(4)	Includes the $10 million annual service fee paid to ETE under the services agreement between us and ETE, which expires in May 2015.

(5)	Includes committed capital contributions to Ranch JV.

(6)
Excludes deferred tax liabilities of $5 million as the amount payable by period cannot be readily estimated in light of net operating loss carryforwards and future business plans for the entity that generated the deferred tax liability.

OTHER MATTERS
Legal. We are involved in various claims, proceedings, lawsuits and audits by taxing authorities incidental to our business. These claims and lawsuits in the aggregate are not expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
Environmental Matters. For information regarding environmental matters, please read “Item 1. Business-Regulation-Environmental Matters.”

IRS Audits. The IRS commenced audits of our 2007 and 2008 federal income tax returns on January 27, 2010. The IRS has now completed its audit of these returns and proposed certain adjustments.  We have filed a protest with the IRS to initiate the appeals process and appeal certain of these adjustments. Until this matter is fully resolved, we do not know whether any amounts ultimately recorded would be material, or how such adjustments would affect unitholders. The IRS is also conducting an audit of the 2007 through 2009 tax returns of one of our wholly owned subsidiaries and has proposed certain adjustments. The subsidiary has filed a protest with the IRS.
The statute of limitations for each of these audits has been extended to December 31, 2013. We, through our tax matters partner (our General Partner) and our tax advisers, will cooperate with the IRS examiners auditing these returns. Unitholders should consult their tax advisers if they have any questions.
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
Goodwill. We review the carrying value of goodwill on an annual basis or on an as needed basis, for indicators of impairment at each reporting unit that has recorded goodwill. We determine our reporting units based on identifiable cash flows of a reporting unit and how reporting unit managers evaluate the results of operations of the entity. Impairment is indicated whenever the carrying value of a reporting unit exceeds the estimated fair value of a reporting unit. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. For purposes of evaluating impairment of goodwill, we estimate the fair value of a reporting unit based upon future net discounted cash flows. In calculating these estimates, historical operating results and anticipated future economic factors, such as estimated volumes and demand for services, commodity prices, and operating costs are considered as a component of the calculation of future discounted cash flows. Further, the discount rate requires estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual volumes, prices, costs or discount rates vary from these estimates.
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
Equity Based Compensation. Restricted units are valued at the grant date closing price of the Partnership’s common units. Phantom units are issued as either service condition awards (also defined as “time-based awards” in the LTIP plan) or market condition awards (also defined as “performance-based awards” in the LTIP plan). For service condition awards, the grant date fair value equals the grant date closing price of the Partnership’s common units. For the market condition awards, we performed a Monte Carlo simulation that incorporated variables such as unit price volatility, merger and acquisition activity within the peer group, changes in credit ratings of the peer group members, and employee turnover. The grant date closing price of the Partnership’s common units is also a factor in determining the grant-date fair value of the market condition awards.
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
We have swap contracts that settle against NGLs (propane, butane, and natural gasoline), condensate and natural gas market prices.
The following table sets forth certain information regarding our hedges outstanding at December 31, 2012. The relevant index price that we pay for NGLs is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas, as reported by the Oil Price Information Service (OPIS). The relevant index price for natural gas is NYMEX on the pricing dates as defined by the swap contracts. The relevant index for WTI is the monthly average of the daily price of WTI as reported by the NYMEX.

Period	Underlying	Notional Volume/ Amount		We Pay	We Receive Weighted Average Price		Fair Value Asset/(Liability)	Effect of Hypothetical Change in Index*
							(in millions)
January 2013-December 2013	Propane	79	(MBbls)	Index	1.03	($/gallon)	1	1
January 2013-December 2014	Normal Butane	236	(MBbls)	Index	1.62	($/gallon)	—	2
January 2013-March 2013	Natural Gasoline	7	(MBbls)	Index	2.27	($/gallon)	—	—
January 2013-December 2014	West Texas Intermediate Crude	356	(MBbls)	Index	99.47	($/Bbl)	2	3
January 2013-December 2014	Natural Gas	8,395,000	(MMBtu)	Index	3.87	($/MMBtu)	1	3
					Total Fair Value		$4
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such are defined in Rule 13a-15(e) of the Exchange Act). Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in achieving that level of reasonable assurance as of December 31, 2012.
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
Management of our General Partner assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The evaluation included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of those controls.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
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
Audit and Risk Committee. The Board of Directors has established an Audit and Risk Committee in accordance with Exchange Act rules. The Board of Directors appointed three directors, Rodney L. Gray, John D. Harkey, Jr. and James W. Bryant, who are independent under the NYSE’s standards for audit committee members, to serve on its Audit and Risk Committee. In addition, the Board of Directors determined that at least one member, Rodney L. Gray, the chairman of the Audit and Risk Committee, has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407(d)(5) of Regulation S-K.
Mr. Harkey currently serves as the Chairman of the Board of Directors.  Mr. Harkey currently serves as a member or chairman of the audit committee of three other publicly traded companies, in addition to his service as a member of the Audit and Risk Committee.  As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors has determined that such simultaneous service does not impair Mr. Harkey’s ability to effectively serve on our Audit and Risk Committee.
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
The Board’s Audit and Risk Committee identifies and reviews the risks confronted by the Partnership with respect to its operations and financial condition, establishes limits of risk tolerance with respect to the Partnership’s hedging activities and exposure to customers’ credit risk and ensures adequate property and liability insurance coverage.
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
Directors and Executive Officers of the General Partner. The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of March 1, 2013. Executive officers and directors are elected for indefinite terms.

Name	Age	Position with Regency GP LLC
Michael J. Bradley	58	Director, President and Chief Executive Officer
Thomas E. Long	56	Executive Vice President and Chief Financial Officer
Jim Holotik	60	Executive Vice President, Chief Commercial Officer
A. Troy Sturrock	42	Vice President, Controller and Principal Accounting Officer
John D. Harkey, Jr.	52	Chairman of the Board of Directors
John W. McReynolds	62	Director
Rodney L. Gray	61	Director
James W. Bryant	79	Director
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
Jim Holotik was elected executive vice president and chief commercial officer of Regency GP LLC in October 2010. From 2004 to October 2010, Mr. Holotik served in various positions at ETP, most recently serving as president of Transwestern Pipeline Company, LLC and leading the mergers and acquisition efforts for Energy Transfer. Mr. Holotik began his career in 1976 in exploration and moved to the natural gas industry in 1986 when he joined Endevco Oil and Gas. He later held positions as executive vice president of Cornerstone Natural Gas and was director of the East and West regions for El Paso Field Services. He joined Energy Transfer in 2004 as commercial vice president of project development, and later became president of Transwestern following its acquisition by Energy Transfer. Mr. Holotik has a bachelor’s degree in business administration from Stephen F. Austin University.
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
John D. Harkey, Jr. was elected Chairman of the Board of Directors of Regency GP LLC in May 2010. Mr. Harkey has served as Chief Executive Officer and Chairman of Consolidated Restaurant Companies, Inc., since 1998. Mr. Harkey currently serves on the Board of Directors of Leap Wireless International, Inc., Loral Space & Communications, Inc., Emisphere Technologies, Inc., and the Board of Directors for the Baylor Health Care System Foundation. He currently serves on the Audit Committees of Loral and Emisphere. He also serves on the President’s Development Council of Howard Payne University and on the Executive Board of Circle Ten Council of the Boy Scouts of America. In May 2006, Mr. Harkey was elected as a director of ETE’s General Partner and member of their Audit Committee. He currently serves as the Chairman of the Audit Committee of ETE’s General Partner. Among the reasons for Mr. Harkey’s appointment as a director is his background in corporate finance as well as his experience as a director on the boards and audit committees of several other public companies.
John W. McReynolds was elected to the Board of Directors of Regency GP LLC in May 2010. Mr. McReynolds is a Director and the President and Chief Financial Officer of Energy Transfer Equity. Mr. McReynolds has served as the President of ETE since March 2005 and as a Director and the Chief Financial Officer of ETE since August 2005. He has previously served as a director of Energy Transfer Partners from August 2001 through May 2010. Prior to becoming President of ETE, Mr. McReynolds was a partner with the international law firm of Hunton & Williams LLP for over 20 years. As a lawyer, he specialized in energy related finance, securities, partnerships, mergers and acquisitions, syndication and litigation matters, and served as an expert in numerous arbitration, litigation, and governmental proceedings, including as an expert in special projects for Boards of Directors of public companies. Mr. McReynolds has served as a Director of ETE’s General Partner since August 2004. Among the reasons for Mr. McReynolds’ appointment as a director are his legal background and his extensive experience in energy-related corporate finance. Mr. McReynolds has relationships with executives and senior management at several companies in the energy sector, as well as with investment bankers who cover the industry.
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
Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 10% of a security registered under Section 12 of the Exchange Act to file initial reports of ownership and reports of changes of ownership of such security with the SEC. Copies of such reports are required to be furnished to the issuer. The common units of the Partnership were first registered under Section 12 of the Exchange Act on

January 30, 2006. Based solely on a review of reports furnished to our General Partner, or written representations from reporting persons that all reportable transactions were reported, we believe that, during the fiscal year ended December 31, 2012, our General Partner’s executive officers, directors and greater than 10% common unitholders filed all reports they were required to file under Section 16(a).
Item 11. Executive Compensation
Compensation Discussion and Analysis
Named Executive Officers
We do not have officers or directors. Instead, as a limited partnership, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers, and their compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers” are the following officers of our General Partner:

•	Michael J. Bradley, President and Chief Executive Officer;

•	Thomas E. Long, Executive Vice President and Chief Financial Officer;

•	Jim Holotik, Executive Vice President and Chief Commercial Officer;

•	A. Troy Sturrock, Vice President, Controller and Principal Accounting Officer; and

•	Paul M. Jolas, former Executive Vice President, Chief Legal Officer and Secretary.
Mr. Jolas resigned, effective May 16, 2012, from his position.
Our General Partner’s Philosophy for Compensation of Executives
In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based and that executives’ base salary levels should be competitive in the marketplace for executive talent and abilities. Our General Partner also believes the incentives should be competitive in the marketplace and balanced between short and long-term performance. Our General Partner believes this balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our named executive officers to the success of the Partnership and (ii) the annual grant of phantom units under our equity incentive plans, which are intended to provide a longer term incentive to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our unitholders. We refer to these awards as “phantom units,” consistent with the use of such term in our long-term incentive plans. Our General Partner believes that these equity-based incentive arrangements are important in attracting and retaining our executive officers and key employees as well as motivating these individuals to achieve our business objectives. The equity-based compensation also reflects the importance we place on aligning the interests of our named executive officers with those of our unitholders.
Beginning in December 2012, we began equity-based unit awards in the form of phantom units that vest, based upon continued employment, at a rate of 60% after the third year of service and the remaining 40% after the fifth year.
Prior to December 2012, our equity-based awards were primarily in the form of phantom units that vest over a specified time period, with substantially all of these awards vesting over a five-year period at 20% per year based on continued employment through each specified vesting date.
While we are responsible for the direct payment of the compensation of our named executive officers as employees of the Partnership, the Partnership does not participate or have any input in any decisions as to the compensation policies of our General Partner or the compensation levels of the executive officers of our General Partner. The compensation committee of the board of directors of our General Partner (the “Compensation Committee”) is responsible for the approval of the compensation policies and the compensation levels of these executive officers. We directly pay these executive officers in lieu of receiving an allocation of overhead related to executive compensation from our General Partner. For the year ended December 31, 2012, we paid 100% of the compensation of the executive officers of our General Partner as we represent the only business currently managed by our General Partner.

Our General Partner is ultimately controlled by the general partner of ETE. We pay quarterly distributions to our General Partner in accordance with our partnership agreement with respect to its ownership of a general partner interest and the incentive distribution rights specified in our partnership agreement. The amount of each quarterly distribution that we must pay to our General Partner is based solely on the provisions of our partnership agreement. Accordingly, the cash distributions we make to our General Partner bear no relationship to the level or components of compensation of our General Partner’s executive officers. Our General Partner’s incentive distribution rights are described in detail in “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.” Our named executive officers also own directly and indirectly certain of our limited partner interests and, accordingly, receive quarterly distributions. Such per unit distributions equal the per unit distributions made to all our limited partners and bear no relationship to the level of compensation of the named executive officers.
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

•	to prepare an annual performance self-evaluation of the Compensation Committee.
In addition, the Compensation Committee:

•	administers the Partnership’s incentive plans;

•	determines and certifies the shares awarded under corporate performance-based plans; and

•	advises on the setting of compensation for senior executives whose compensation is not otherwise set by the Compensation Committee.
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
Components of Executive Compensation
For the year ended December 31, 2012, the compensation paid to our named executive officers consisted of the following components:

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
Periodically, the Compensation Committee engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist the Compensation Committee in its determination of compensation levels for our executive officers. Most recently, the Compensation Committee engaged BDO Seidman, LLP (“BDO”) during the year ended December 31, 2010 to assist in the determination of compensation levels for our senior management. The results of this study were utilized to determine long-term incentive awards and bonuses during 2010, 2011, and 2012. The consultant provided an analysis of compensation for senior executives at the following 20 companies in the energy industry, comprised primarily of midstream and exploration and production companies:

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
The compensation analysis provided by BDO covered annual salary, annual cash bonus and long-term incentive arrangements for the senior executives of these companies. The Compensation Committee utilized the information provided by BDO to compare the levels of base salary, annual bonus and long-term equity incentives at these other companies with those of our named executive officers to ensure that compensation of our named executive officers is competitive with the compensation for executive officers of these other companies. The Compensation Committee did not attempt to benchmark the base salary, annual bonus or long-term equity incentives to any percentage of, or numerical average of, the compensation levels at these other companies. BDO did not provide any services during 2012 and 2011 and also did not provide any non-executive compensation services for the Partnership during 2010.
In addition to the periodic engagement of a third-party consultant, the Compensation Committee also utilizes information obtained from other sources, such as third-party surveys, for comparison purposes in its determination of compensation levels for our executive officers.
Annual Base Salary. The base salaries of our named executive officers are determined by the Compensation Committee after taking into account the recommendations of our CEO. For 2012, the Compensation Committee approved an increase of 3% to Mr. Bradley’s annual base salary, 4% to Mr. Long’s annual base salary, 3% to Mr. Holotik’s annual base salary, and 3% to Mr. Sturrock’s annual base salary. The Compensation Committee determined that such increases in annual base salary were warranted in light of the individual performance and levels of responsibility related to management of the Partnership and its subsidiaries. For 2011, the Compensation Committee did not approve increases for our named executive officers, primarily due to increases that had been granted in 2010 and the commencement of employment in late 2010 or early 2011 by three named executive officers.
Annual Cash Bonus. In addition to base salary, the Compensation Committee makes a determination whether to award our named executive officers discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. In this regard, the Compensation Committee takes into account whether the Partnership achieved or exceeded its internal EBITDA budget for the year. The Compensation Committee also considers the recommendation of our CEO in determining the specific annual cash bonus amounts for each of the other named executive officers. Beginning in 2011, the Compensation Committee did not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and the Compensation Committee does not utilize any formulaic approach to determine annual bonuses. Prior to 2011, as discussed further below, annual bonus payments were based on certain performance measures, and the Compensation Committee had a designated level of discretion with respect to such bonus payments. The goal of the Compensation Committee in changing the annual bonus methodology in 2011 was to conform to the bonus programs of ETE.
The Partnership’s internal financial budgets are generally developed for each business segment, and then aggregated with appropriate corporate level adjustments, to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all segments of the Partnership’s business. The evaluation of the Partnership’s performance versus its internal financial budget is based on the Partnership’s EBITDA for a calendar year. In general, the Compensation Committee believes that Partnership performance at or above the internal EBITDA budget would support bonuses to our named executive officers ranging from 80% to 120% of their annual salary. The individual bonus amounts for each named executive officer also reflect the Compensation Committee’s view of the impact of such individual’s efforts and contributions towards (i) achievement of the Partnership’s success in exceeding its internal financial budget, (ii) the development of new projects that are expected to result in increased cash flows from operations in future years and (iii) the overall management of the Partnership’s business.
In February 2013, the Compensation Committee approved cash bonuses relating to the 2012 calendar year to Messrs. Bradley, Long, Sturrock and Holotik of $600,000, $305,000, $145,000 and $275,000, respectively. In approving the cash bonuses for Messrs. Bradley, Long, Sturrock and Holotik, the Compensation Committee took into account the achievement by the Partnership of approximately 97% of its internal EBITDA budget of $497 million for 2012. Accordingly, the approved amounts represent 99%, 98% and 95% of the bonus targets for Messrs. Long, Sturrock and Holotik, respectively. In addition to the performance of the Partnership in relation to its internal EBITDA budget during 2012, the Compensation Committee also took into account Mr. Bradley’s role in managing the Partnership and positioning it for future growth.
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
Subsequent to ETE’s acquisition of our General Partner in 2010, all of the new awards granted have provided for vesting over a specified time period, with vesting based on continued employment as of each applicable vesting date, rather than vesting based on the satisfaction of any performance objectives which is more generally prevalent with companies in the energy industry. In December 2012, the Compensation Committee approved grants of phantom unit awards to Messrs. Bradley, Long, Sturrock and Holotik of 50,000 units, 25,000 units, 9,200 units and 22,500 units, respectively. These phantom unit awards provide for vesting of 60% at the end of the third year and vesting of the remaining 40% at the end of the fifth year, subject to continued employment through each specified vesting date. These phantom unit awards entitle the recipients of the unit awards to receive, with respect to each Regency Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per Common Unit made by us on our Common Units promptly following each such distribution by us to our Unitholders. In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption “Annual Cash Bonus,” the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting.
The issuance of Common Units pursuant to our equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.
The unit awards under our equity incentive plans generally require the continued employment of the recipient during the vesting period. The Compensation Committee may, but is not required to, accelerate the vesting of unvested unit awards in the event of the termination or retirement of an executive officer. The Compensation Committee did not accelerate the vesting of unit awards in 2012.
Prior to ETE’s acquisition of our General Partner, we issued awards with different features than those that we currently issue. In May 2010, prior to the change of control, we granted phantom units for which 40% were subject to time-based vesting restrictions and 60% were subject to performance-based vesting restrictions. Time-based restrictions for those awards lapse as to one-third of any unit on each of the first three anniversaries of the date of grant. The units subject to performance-based vesting restrictions vest at the end of a three-year period based on our total unitholder return. The Compensation Committee elected to grant these phantom units to incentivize continued performance. Accordingly, the vesting provisions of these phantom unit awards did not accelerate when the change of control of our General Partner occurred shortly after the May 7, 2010 grant.

Qualified Retirement Plan Benefits. We participate in our affiliates’ 401(k) plan, which covers substantially all of our employees, including our named executive officers. The plan is subject to the provisions of ERISA. Employees who have completed one hour of service and have attained age 18 years of age (age 21 for certain union workers) are eligible to participate. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the IRC. We are required to make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The entire amount credited to the participant’s account is fully vested and non-forfeitable at all times. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.
Beginning January 1, 2013, the Partnership will provide a 3% profit sharing contribution to employee 401(k) accounts for all employees with base compensation of $125,000 or less. The contribution is in addition to the 401(k) matching contribution and employees become vested based on years of service.
Health and Welfare Benefits. All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.
Termination Benefits. Our named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. Our long-term incentive plans provide for immediate vesting of all unvested awards in the event of a change in control, as defined in our long-term incentive plans. No such accelerated vesting occurred in 2012.
Deferred Compensation Plan. Employees earning more than $125,000 per year have the option to participate in a deferred compensation plan (“DC Plan”). The DC Plan permits eligible highly compensated employees to defer a portion of their salary and/or bonus until retirement or termination of employment or other designated distribution.
Under the DC Plan, each year eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested unit distribution income, and/or 50% of their discretionary performance bonus compensation to be earned for services performed during the following year. Pursuant to the DC Plan, we may make annual discretionary matching contributions to participants’ accounts; however, we have not made any discretionary contributions to participants’ accounts and currently have no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the DC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings (or losses) based on hypothetical investment fund choices made by the participants among available funds.
Participants may also elect to have their accounts distributed in one lump sum payment or in annual installments over a period of 3 or 5 years upon retirement, and in a lump sum upon other termination. Upon a change in control (as defined in the DC Plan), all DC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the DC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement.
Risk Assessment Related to our Compensation Structure. We believe our compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe our compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated our compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for the executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We generally determine whether, and to what extent, our named executive officers receive a cash bonus based on our achievement of specified financial performance objectives as well as the individual contributions of our named executive officers to the Partnership’s success. We use phantom units rather than unit options for equity awards because phantom units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that our employees’ interests align with those of our Unitholders for the long-term performance of the Partnership.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Harkey, McReynolds and Gray served on the Compensation Committee during 2012. During 2012, none of the members of the committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, none of the members of the Compensation Committee are former employees of ours or any of our subsidiaries.
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

COMPENSATION TABLES AND NARRATIVES
Summary Compensation Table

Name and Principal Position	Year (#)(1)	Salary ($)	Bonus ($)(2)	Equity Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)(5)
Michael J. Bradley	2012	$592,250	$600,000	$1,054,000	$—	$41,322	$2,287,572
President and Chief Executive Officer	2011	575,000	603,750	1,216,000	—	51,392	2,446,142
	2010	44,231	—	2,447,500	—	10,701	2,502,432
Thomas E. Long	2012	312,000	305,000	527,000	—	20,297	1,164,297
Executive Vice President and Chief Financial Officer	2011	300,000	315,000	547,200	—	210,226	1,372,426
	2010	15,000	—	965,750	—	11,630	992,380
A. Troy Sturrock	2012	187,975	145,000	193,936	—	12,562	539,473
Vice President, Controller and Principal Accounting Officer	2011	182,500	138,700	194,560	—	26,869	542,629
	2010	176,038	95,765	315,511	—	25,734	613,048
Jim Holotik	2012	293,550	275,000	474,300	—	13,322	1,056,172
Executive Vice President and Chief Commercial Officer	2011	285,000	270,750	547,200	—	13,441	1,116,391
Paul M. Jolas	2012	30,000	—	232,183	3,497	402,593	668,273
Former Executive Vice President, Chief Legal Officer and Secretary	2011	360,000	342,000	—	—	42,554	744,554
	2010	310,060	316,261	918,232	—	48,506	1,593,059
_______________________

(1)
The information provided in the Summary Compensation Table reflects full-year information for each individual for the years in which such individuals are considered Named Executive Officers except for Mr. Jolas who separated from the company on May 16, 2012. Mr. Holotik became a Named Executive Officer beginning in 2011; Messrs. Bradley, Long and Sturrock became Named Executive Officers beginning in 2010.

(2)	The bonus amounts reflect discretionary cash bonuses for our named executive officers for 2012 approved by the Compensation Committee in February 2013, which are expected to be paid in March 2013.

(3)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 17 in the Notes to the Consolidated Financial Statements for additional assumptions underlying the value of the equity awards. The amount reflected for Mr. Jolas for 2012 represents the fair value, computed in accordance with FASB ASC Topic 718, related to the accelerated vesting of 14,734 phantom units in connection with Mr. Jolas’ severance agreement in 2012.

(4)
The amounts reflected in “All Other Compensation” for 2012 include (i) housing allowances for Messrs. Bradley and Long in the amounts of $28,000 and $7,015, respectively, (ii) contributions to the 401(k) plan on behalf of each named executive officer in the amount of $12,250 each, (iii) a severance payment to Mr. Jolas of $390,000, and (iv) the dollar value of life insurance premiums paid for the benefit of the named executive officers. Vesting in 401(k) contributions occurs immediately.

(5)
Amounts presented do not include the value of unvested phantom unit awards under long-term incentive plans that would fully vest upon a change of control as defined in our plans, which amounts are reflected in the “Outstanding Equity Awards at Year-End Table”.

Grant of Plan-Based Awards for the Year Ended December 31, 2012

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit Awards(1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Michael J. Bradley	12/17/2012	—	—	—	50,000	—	—	$1,054,000
Thomas E. Long	12/17/2012	—	—	—	25,000	—	—	527,000
A. Troy Sturrock	12/17/2012	—	—	—	9,200	—	—	193,936
Jim Holotik	12/17/2012	—	—	—	22,500	—	—	474,300
Paul M. Jolas (2)	1/27/2012	—	—	—	14,734	—	—	232,183
  _______________________

(1)
We have computed the grant date fair value of these phantom unit awards in accordance with FASB ASC Topic 718, as further described below and in Note 17 in the Notes to our Consolidated Financial Statements.

(2)
The amount reflected for Mr. Jolas for 2012 represents the fair value, computed in accordance with FASB ASC Topic 718, related to the accelerated vesting of 14,734 phantom units in connection with Mr. Jolas’ severance agreement in 2012.

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
Outstanding Equity Awards at December 31, 2012

	Unit Awards
Name	Grant Date	Number of Units that have not Vested (1) (#)	Market Value of Units That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Units That Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested (2) ($)
Michael J. Bradley	12/17/2012	50,000	$1,084,000	—	$—
	12/21/2011	40,000	867,200	—	—
	12/17/2010	30,000	650,400	—	—
	11/21/2010	30,000	650,400	—	—
Thomas E. Long	12/17/2012	25,000	542,000	—	—
	12/21/2011	18,000	390,240	—	—
	12/17/2010	14,100	305,688	—	—
	12/1/2010	9,000	195,120	—	—
A. Troy Sturrock	12/17/2012	9,200	199,456	—	—
	12/21/2011	6,400	138,752	—	—
	12/17/2010	6,000	130,080	—	—
	5/7/2010	467	10,125	2,100	45,528
Jim Holotik	12/17/2012	22,500	487,800	—	—
	12/21/2011	18,000	390,240	—	—
	12/17/2010	14,100	305,688	—	—
  _______________________

(1)
Phantom unit awards outstanding as of December 31, 2012 reflected in the table above vest (i) at a rate of 60% in 2015 and 40% in 2017 for awards granted in 2012 and (ii) ratably on each anniversary of the grant date through 2016 for awards granted in 2011 and through 2015 for awards granted in 2010.

(2)	Market value was computed as the number of unvested awards as of December 31, 2012 multiplied by the closing price of our common units on December 31, 2012.

(3)
The forfeiture restrictions on these market-based phantom unit awards lapse on March 15, 2013 based upon the Partnership’s achievement of certain levels of total unitholder return. The units subject to performance-based vesting restrictions vest at the end of a three-year period based on our total unitholder return.

Option Exercises and Stock Vested for the Year Ended December 31, 2012

	Unit Awards
Name	Number of Units Acquired on Vesting (1) (#)	Value Realized on Vesting (1) ($)
Michael J. Bradley	30,000	$646,800
Thomas E. Long	12,200	261,991
A. Troy Sturrock	4,067	86,956
Jim Holotik	9,200	194,881
Paul M. Jolas	14,734	337,149
 _______________________

(1)
Amounts presented represent the number of phantom units vested during 2012 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of our common units upon the vesting date.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Michael J. Bradley	$—	$—	$—	$—	$—
Thomas E. Long	—	—	—	—	—
A. Troy Sturrock	—	—	—	—	—
Jim Holotik	—	—	—	—	—
Paul M. Jolas	68,400	—	3,497	(13,849)	58,048
 _______________________
The aggregate earnings reflected above for Mr. Jolas are included in his total compensation for 2012 in the “Summary Compensation Table.”
A description of the key provisions of the Partnership’s deferred compensation plan can be found in the compensation discussion and analysis above.
Potential Payments upon a Termination or Change of Control
As discussed in “Termination Benefits” within the compensation discussion and analysis above, equity incentive plan awards would vest upon a change of control. Such awards are reflected in the Summary Compensation Table and Grants of Plan-Based Awards Table above at 100% of the fair value of the award upon the grant date. To the extent such awards were not already vested as of December 31, 2012, the fair value of the unvested awards at the date are reflected in the Outstanding Equity Awards at Year-End Table above.
Equity Compensation Awards Granted under the 2006 Plan. With respect to the phantom units granted to Mr. Sturrock on May 7, 2010, a termination without cause or resignation for good reason upon or within a 12-month period following any change of control in the future and prior to the end of the performance period would cause the award to automatically become vested at the “maximum” vested percentage of 150% of target. Assuming such an event had occurred on December 31, 2012, the value of the common units that would have been received by Mr. Sturrock would have been $78,417.
The time-based outstanding phantom unit awards held by each named executive officer that were granted in November and December of 2010 under the Regency GP LLC Long-Term Incentive Plan (dated February 3, 2006, the “2006 Plan”) would also receive automatic vesting acceleration upon our change of control, or a termination of employment due to the executive’s death or disability. In the event that (i) a change of control had occurred on December 31, 2012, whether or not the executives also incurred a termination of employment, or (ii) the executive’s termination of employment with us had terminated due to his death or disability, the value of the accelerated vesting for outstanding phantom unit awards would have been as follows: Mr. Bradley, $1,300,800; Mr. Long, $500,808; Mr. Sturrock, $130,080; and Mr. Holotik, $305,688. These amounts were calculated by multiplying the number of phantom unit awards granted under the 2006 Plan and still held by each named executive officer as of December 31, 2012, and multiplying that number by the closing price of our common stock on that date, $21.68.
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
Equity Compensation Awards Granted under the 2011 Plan. The phantom unit agreements granted to certain of our named executive officers on December 21, 2011 and December 17, 2012 were granted under the Regency Energy Partners LP 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”). The phantom unit awards under the 2011 Plan will receive accelerated vesting upon a holder’s termination of employment for death or a disability, or upon a change of control. The value of the accelerated vesting for outstanding phantom unit awards under the 2011 Plan in the event of a termination of employment for death or disability, or upon a change of control, as of December 31, 2012, would have been as follows: Mr. Bradley, $1,951,200; Mr. Long, $932,240; Mr. Sturrock, $338,208; and Mr. Holotik, $878,040. These amounts were calculated by multiplying the number of phantom unit awards granted under the 2011 Plan and still held by each named executive officer as of December 31, 2012, by the closing price of our common stock on that date, $21.68.
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
Deferred Compensation Plan. As discussed in “Deferred Compensation Plan” within the compensation discussion and analysis above, all amounts under the DC Plan (other than discretionary credits) are immediately 100% vested. Upon a change of control, distributions from the DC Plan would be made in accordance with the DC Plan’s normal distribution provisions.

Non-Employee, Independent Director Compensation Table for the Year Ended December 31, 2012
Our Board of Directors annually determines the amounts payable to the members of our Board of Directors. In 2012, the directors of the General Partner who were not employees of the General Partner received an annual retainer of $40,000, a flat fee of $1,500 for each meeting of the board attended in person, $1,000 for each committee meeting attended in person, a flat fee of $500 for each such meeting attended by telephone and fees at specified rates for consulting services. In addition, the Chairman of our Audit and Risk Committee receives an annual fee of $10,000.

Name	Fees Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
James W. Bryant	$51,000	$—	$51,000
Rodney L. Gray	62,000	—	62,000
John D. Harkey, Jr.	51,500	—	51,500
_______________________

(1)	Fees paid in cash are based on amounts paid during the period.

(2)	No unit awards were granted during the period.
As of December 31, 2012, Messrs. Bryant, Gray and Harkey had 1,215, 4,548, and 10,068 unit awards outstanding, respectively.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth, as of February 22, 2013, the beneficial ownership of our units by:

•	each person who then owned beneficially 5% or more of our common units;

•	each member of the Board of Directors of Regency GP LLC;

•	each named executive officer of Regency GP LLC; and

•	all directors and executive officers of Regency GP LLC, as a group.
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

Name of Beneficial Owners	Business Address	Common Units	Percentage of Outstanding Common Units
Energy Transfer Equity, L.P., LE GP, LLC, Kelcy L. Warren (1)	3738 Oak Lawn Avenue, Dallas, Texas, 75219	26,266,791	15.4%
Tortoise Capital Advisors, L.L.C. (2)	11550 Ash Street, Suite 300 Leawood, KS 66211	15,769,382	9.2%
Kayne Anderson Capital Advisors, L.P. (3)	1800 Avenue of the Stars Second Floor Los Angeles, CA 90067	12,999,660	7.6%
Neuberger Berman Group LLC (4)	605 Third Avenue New York, NY 10158	11,764,921	6.9%
Michael J. Bradley	2001 Bryan Street, Suite 3700 Dallas, TX 75219	39,266	*
Thomas E. Long	2001 Bryan Street, Suite 3700 Dallas, TX 75219	14,633	*
A. Troy Sturrock	2001 Bryan Street, Suite 3700 Dallas, TX 75219	20,370	*
Jim Holotik	2001 Bryan Street, Suite 3700 Dallas, TX 75219	10,971	*
James W. Bryant	2001 Bryan Street, Suite 3700 Dallas, TX 75219	607	*
Rodney L. Gray	2001 Bryan Street, Suite 3700 Dallas, TX 75219	7,274	*
John D. Harkey, Jr.	2001 Bryan Street, Suite 3700 Dallas, TX 75219	5,033	*
John W. McReynolds	2001 Bryan Street, Suite 3700 Dallas, TX 75219	—	*
All directors and executive officers as a group (8 persons)		98,154	0.1%
Total number of units as of February 22, 2013		170,951,735
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

(2)
Based solely on the Schedule 13G filed with the SEC on February 12, 2013, Tortoise Capital Advisors, L.L.C. (“TCA”) acts as an investment adviser to certain investment companies registered under the Investment Company Act of 1940. TCA, by virtue of investment advisory agreements with these investment companies, has all investment and voting power over securities owned of record by these investment companies. However, despite their delegation of investment and voting power to TCA, these investment companies may be deemed to be the beneficial owners under Rule 13d-3 of the Exchange Act of the securities they own of record because they have the right to acquire investment and voting power through termination of their investment advisory agreement with TCA. Thus, TCA has reported that it shares voting power and dispositive power over the securities owned of record by these investment companies. TCA also acts as an investment adviser to certain managed accounts. Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders. TCA may be deemed the beneficial owner of the securities under Rule 13d-3 of the Exchange Act. Of the 15,769,382 common units reported as beneficially owned by TCA, TCA has reported that it has shared voting power with respect to 15,060,825 of these common units and shared dispositive power with respect to all of these common units. None of these securities are owned of record by TCA, and TCA disclaims any beneficial interest in such securities. The source of the foregoing information is such Schedule 13G/A.

(3)	Based solely on the Schedule 13G filed with the SEC on January 10, 2013.

(4)	Based solely on the Schedule 13G/A filed with the SEC on February 14, 2013.
* Less than 1.0%

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
The following table summarizes the number of securities remaining available for future issuance under our LTIP plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders 2011 Long-Term Incentive Plan	867,835		$—	2,064,487
Equity compensation plans not approved by security holders 2006 Long-Term Incentive Plan (1)	363,507	*		—
Total	1,231,342		$—	2,064,487
 _______________________
* Assumes performance-based phantom unit grants vest at 100%.

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 2,865,584 units, which grant did not require approval by our limited partners.
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
ETE owns all of the limited partnership interest in the General Partner, all of the membership interest in the general partner of the General Partner and 100% of the IDRs. Two of the five current directors of the General Partner are also directors of LE GP, LLC, which is the general partner of ETE. As of December 31, 2012, ETE owned approximately 15% of our outstanding common units. In conjunction with our distributions to the limited and general partner interests, ETE received cash distributions, including IDRs, of $62 million in 2012.
We have a services agreement with ETE and Services Co., in which Services Co. performs certain general and administrative services for us. We also have an operating and service agreement with ETC, in which ETC provides certain operations, maintenance and related services for us. We incurred $17 million of total service fees in 2012.
Our Gathering and Processing segment, in the normal course of business, sells natural gas and NGLs to, and purchases natural gas and NGLs from, subsidiaries of ETE. In 2012, our Gathering and Processing segment recorded revenues from subsidiaries of ETE of $13 million, and cost of sales to subsidiaries of ETE of $2 million.
Our Contract Services segment provides contract compression services to ETE and recorded $4 million in revenues in 2012 in gathering, transportation and other fees on the statement of operations. In addition, during 2012, our Contract Services segment purchased property, plant and equipment of $29 million from a subsidiary of ETE, and sold property, plant and equipment of $1 million to a subsidiary of ETE.

Item 14. Principal Accountant Fees and Services
Appointment of Independent Registered Public Accountant. The Audit and Risk Committee retained Grant Thornton LLP as our principal accountant to conduct the audit of our financial statements for the years ended December 31, 2012 and 2011.
Audit Fees. The following table sets forth fees billed by Grant Thornton LLP for the professional services rendered for the audits of our annual financial statements and other services rendered for the years ended December 31, 2012 and 2011.

	December 31,
	2012	2011
Audit fees(1)	$1,207,500	$946,000
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
The Audit and Risk Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

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

Signature	Title	Date

/s/ MICHAEL J. BRADLEY	President, Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2013
Michael J. Bradley
/s/ THOMAS E. LONG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2013
Thomas E. Long
/s/ A. TROY STURROCK	Vice President, Controller (Principal Accounting Officer)	March 1, 2013
A. Troy Sturrock
/s/ JAMES W. BRYANT	Director	March 1, 2013
James W. Bryant
/s/ RODNEY L. GRAY	Director	March 1, 2013
Rodney L. Gray
/s/ JOHN D. HARKEY, JR.	Chairman of the Board of Directors	March 1, 2013
John D. Harkey, Jr.
/s/ JOHN W. MCREYNOLDS	Director	March 1, 2013
John W. McReynolds

Index to Exhibits

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed or File No.

2.1
Purchase Agreement, dated as of March 22, 2011, by and among ETP-Regency Midstream Holdings, LLC, LDH Energy Asset Holdings LLC, Louis Dreyfus Highbridge Energy LLC and, for the limited purposes set forth therein, Energy Transfer Partners, L.P. and Regency Energy Partners LP

		8-K/A	March 25, 2011

2.2	Contribution Agreement dated of February 27, 2013	8-K	February 28, 2013

3.1	Certificate of Limited Partnership of Regency Energy Partners LP	S-1	333-128332

3.2	Form of Amended and Restated Limited Partnership Agreement of Regency Energy Partners LP (included as Appendix A to the Prospectus and including specimen unit certificate for the common units)	S-1	333-128332

3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	August 14, 2006

3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	September 21, 2006

3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	January 8, 2008

3.2.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	January 16, 2008

3.2.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	August 28, 2008

3.2.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	February 27, 2009

3.2.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Regency Energy Partners LP	8-K	September 4, 2009

3.3	Certificate of Formation of Regency GP LLC	S-1	333-128332

3.4	Form of Amended and Restated Limited Liability Company Agreement of Regency GP LLC	S-1	333-128332

3.4.1	First Amendment to Amended and Restated Limited Liability Company Agreement of Regency GP LLC	10-K	March 1, 2010

3.4.2	Second Amendment to Amended and Restated Limited Liability Company Agreement of Regency GP LLC	8-K	August 10, 2010

3.4.3	Third Amendment to Amended and Restated Limited Liability Company Agreement of Regency GP LLC	8-K	January 6, 2011

3.5	Certificate of Limited Partnership of Regency GP LP	S-1	333-128332

3.6	Form of Amended and Restated Limited Partnership Agreement of Regency GP LP	S-1	333-128332

3.7	Second Amended and Restated General Partnership Agreement of RIGS Haynesville Partnership Co. dated as of December 18, 2009	10-K	March 1, 2010

3.7.1	First Amendment to Second Amended and Restated General Partnership Agreement of RIGS Haynesville Partnership Co. dated as of March 9, 2010	10-Q	May 7, 2010

4.1	Form of Common Unit Certificate	S-1	333-128332

4.2	Indenture for 9.375% Senior Notes due 2016, together with the global notes	10-Q	August 10, 2009

4.3	Registration Rights Agreement for 9.375% Senior Notes due 2016	10-Q	August 10, 2009

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed or File No.

4.4	Registration Rights Agreement dated May 26, 2010 by and between Energy Transfer Equity, L.P. and Regency Energy Partners LP	8-K	May 28, 2010

4.5	Registration Rights Agreement dated May 26, 2010 by and among Regency LP Acquirer, L.P. and Regency Energy Partners LP	8-K	May 28, 2010

4.6	Investor Rights Agreement dated as of May 26, 2010 by and among Regency LP Acquirer LP, Regency GP LP and Regency GP LLC	8-K	May 28, 2010

4.7	First Supplemental Indenture dated October 26, 2010 among the Guaranteeing Subsidiaries, Regency Energy Partners LP, Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee	10-K	February 18, 2011

4.8	Indenture dated October 27, 2010 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	October 27, 2010

4.9	First Supplemental Indenture dated October 27, 2010 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	October 27, 2010

4.10	Registration Rights Agreement dated May 2, 2011 by and among Regency Energy Partners LP and the purchasers set forth on Schedule I thereto.	8-K	May 2, 2011

4.11	Second Supplemental Indenture dated May 24, 2011 among the Guaranteeing Subsidiaries, Regency Energy Partners LP, Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee.	8-K	May 26, 2011

4.12	Second Supplemental Indenture dated May 24, 2011 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	May 26, 2011

4.13	Third Supplemental Indenture dated May 26, 2011 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	May 26, 2011

4.14	Regency Energy Partners LP 2011 Long-Term Incentive Plan	8-K	December 20, 2011

4.15	Form of Grant of Phantom Units with DERs	8-K	December 20, 2011

4.16	Third Supplemental Indenture dated May 22, 2012 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	POSASR	333-169901

4.17	Fourth Supplemental Indenture dated May 22, 2012 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee.	POSASR	333-169901

4.18
Fifth Supplemental Indenture dated October 2, 2012 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and U.S. Bank National Association, as trustee (including the form of the Notes).
		8-K	October 2, 2012

4.19	Form of Grant of Phantom Units with DERs	*

10.1	Regency GP LLC Long-Term Incentive Plan	S-1	333-128332

10.2	Form of Grant Agreement for the Regency GP LLC Long-Term Incentive Plan—Unit Option Grant	S-1	333-128332

10.3	Form of Indemnification Agreement between Regency GP LLC and Indemnities	S-1	333-128332

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed or File No.

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
		8-K	March 18, 2009

10.6	Series A Cumulative Convertible Preferred Unit Purchase Agreement, dated September 2, 2009, by and among Regency Energy Partners LP and the purchasers named therein	8-K	September 4, 2009

10.7	Fifth Amended and Restated Credit Agreement, dated March 4, 2010	8-K	March 4, 2010

10.8	Amendment Agreement to the Fifth Amended and Restated Credit Agreement, dated March 4, 2010	8-K	March 4, 2010

10.9	Voting Agreement, dated April 30, 2010, by and between EFS Haynesville, LLC and Regency Haynesville Intrastate Gas LLC	8-K	April 30, 2010

10.10	Form of Grant of Phantom Units—Service Vesting	8-K	May 11, 2010

10.11	Form of Grant of Phantom Units—Performance Vesting	8-K	May 11, 2010

10.12	Amendment Agreement No. 1 to the Fifth Amended and Restated Credit Agreement.	8-K	May 28, 2010

10.13	Services Agreement dated May 26, 2010 by and among ETE Services Company, LLC, Energy Transfer Equity, L.P. and Regency Energy Partners LP	8-K	May 28, 2010

10.14	Purchase and Sale Agreement by and among Regency Field Services LLC, Tristream East Texas, LLC and Tristream Energy, LLC dated July 15, 2010.	10-Q	August 9, 2010

10.15	Form of Grant Agreement for the Regency GP LLC Long-Term Incentive Plan—Phantom Unit Grant (With DERs).	10-K	February 18, 2011

10.16	Assumption, Contribution and Indemnification Agreement, dated as of March 22, 2011, between Energy Transfer Partners, L.P. and Regency Energy Partners LP	8-K/A	March 25, 2011

10.17	Common Unit Purchase Agreement, dated March 23, 2011, by and among Regency Energy Partners LP and the purchasers named therein.	8-K	March 28, 2011

10.18	Amendment Agreement No. 2 to the Fifth Amended and Restated Credit Agreement, dated May 2, 2011.	8-K	May 2, 2011

10.19	Amended and Restated Limited Liability Company Agreement of ETP-Regency Midstream Holdings, LLC, dated May 2, 2011.	8-K	May 2, 2011

10.20	Operation and Service Agreement by and between La Grange Acquisition, L.P., Regency GP LP, Regency Energy Partners LP and Regency Gas Services LP, dated May 19, 2011.	8-K	May 19, 2011

10.21	Amendment Agreement No. 3 to the Fifth Amended and Restated Credit Agreement, dated December 15, 2011	8-K	December 16, 2011

10.22	Separation Agreement and Full Release of Claims dated January 27, 2012, by and between Regency GP LLC and Paul M. Jolas.	8-K	January 31, 2012

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed or File No.

10.23	Increase Joinder to the Fifth Amended and Restated Credit Agreement dated as of August 22, 2012.	8-K	August 24, 2012

10.24	Amendment Agreement No. 4 to the Fifth Amended and Restated Credit Agreement, dated February 15, 2013	8-K	February 19, 2013

12.1	Computation of Ratio of Earnings to Fixed Charges.	*

21.1	List of Subsidiaries of Regency Energy Partners LP	*

23.1	Consent of Grant Thornton LLP.	*

23.2	Consent of Grant Thornton LLP.	*

23.3	Consent of Grant Thornton LLP.	*

23.4	Consent of KPMG LLP.	*

23.5	Consent of KPMG LLP.	*

23.6	Consent of PricewaterhouseCoopers LLP.	*

23.7	Consent of Ernst & Young LLP.	*

31.1	Certifications pursuant to Rule 13a-14(a).	*

31.2	Certifications pursuant to Rule 13a-14(a).	*

32.1	Certifications pursuant to Section 1350.	**

32.2	Certifications pursuant to Section 1350.	**

99.1	Statement of Policies Relating to Potential Conflicts among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P., and Regency Energy Partners LP dated as of April 26, 2011.	10-Q	August 8, 2011

99.2	Audited Financial Statements of RIGS Haynesville Partnership Co. as of December 31, 2012 and 2011 and for the years then ended.	*

99.3	Audited Financial Statements of RIGS Haynesville Partnership Co. as of and for the year ended December 31, 2010 and for the period from March 18, 2009 to December 31, 2009.	*

99.4	Audited Financial Statements of Midcontinent Express Pipeline LLC as of December 31, 2012 and 2011 and for the years then ended.	*

99.5	Audited Financial Statements of Midcontinent Express Pipeline LLC for the year ended December 31, 2011 and the seven months ended December 31, 2010.	*

99.6	Audited Financial Statements of Lone Star NGL LLC as of and for the year ended December 31, 2012 and for the period from March 21, 2011 to December 31, 2011.	*

99.7	Audited Financial Statements of LDH Energy Asset Holdings LLC as of December 31, 2010 and 2009, and for the three-year period ended December 31, 2010.	*

99.8	Regency Energy Partner LP Notice of Beginning of Administrative Proceedings for Tax Year December 31, 2008.	10-K	March 1, 2010

99.9	Regency Energy Partner LP Notice of Beginning of Administrative Proceedings for Tax Year December 31, 2007.	10-K	March 1, 2010

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed or File No.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schemat

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________________

*	Filed herewith

**	Furnished herewith

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-5

Consolidated Statements of Operations for the years ended December 31, 2012, 2011, the period from Acquisition (May 26, 2010) to December 31, 2010, and the period from January 1, 2010 to May 25, 2010	F-6

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, the period from Acquisition (May 26, 2010) to December 31, 2010, and the period from January 1, 2010 to May 25, 2010
F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, the period from Acquisition (May 26, 2010) to December 31, 2010, and the period from January 1, 2010 to May 25, 2010	F-8

Consolidated Statements of Partners’ Capital and Noncontrolling Interest for the years ended December 31, 2012, 2011, the period from Acquisition (May 26, 2010) to December 31, 2010, and the period from January 1, 2010 to May 25, 2010
F-10

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Regency Energy Partners LP
We have audited the accompanying consolidated balance sheets of Regency Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and partners' capital and noncontrolling interest for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Midcontinent Express Pipeline LLC, a 50 percent owned investee company, the Partnership's investment in which is accounted for under the equity method of accounting. The Partnership's investment in Midcontinent Express Pipeline LLC as of December 31, 2012 and 2011 was $581 million and $614 million, respectively, and its equity in the earnings of Midcontinent Express Pipeline LLC was $42 million and $43 million, respectively, for the years then ended. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midcontinent Express Pipeline LLC, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Energy Partners LP and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Regency Energy Partners LP
We have audited the internal control over financial reporting of Regency Energy Partners LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Regency Energy Partners LP:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), cash flows, and partners' capital and noncontrolling interest for the period from May 26, 2010 to December 31, 2010 and the period from January 1, 2010 to May 25, 2010 for Regency Energy Partners LP and subsidiaries. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Midcontinent Express Pipeline LLC, (a 49.9% owned investee company which was acquired by the Partnership on May 26, 2010). The Partnership's equity in the earnings of Midcontinent Express Pipeline LLC was $21,219,000 for the period from May 26, 2010 to December 31, 2010. The financial statements of Midcontinent Express Pipeline LLC were audited by other auditors whose report has been furnished to us and included herein, and our opinion, insofar as it relates to the amounts included for Midcontinent Express Pipeline LLC, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from May 26, 2010 to December 31, 2010 and the period from January 1, 2010 to May 25, 2010 for Regency Energy Partners LP and subsidiaries, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
February 18, 2011

Regency Energy Partners LP
Consolidated Balance Sheets
(in millions except unit data)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$53	$1
Trade accounts receivable, net of allowance of $1 and $1	40	44
Accrued revenues	107	68
Related party receivables	4	45
Derivative assets	4	4
Other current assets	29	25
Total current assets	237	187
Property, Plant and Equipment:
Gathering and transmission systems	852	699
Compression equipment	961	847
Gas plants and buildings	232	195
Other property, plant and equipment	189	148
Construction-in-progress	283	192
Total property, plant and equipment	2,517	2,081
Less accumulated depreciation	(355)	(195)
Property, plant and equipment, net	2,162	1,886
Other Assets:
Investment in unconsolidated affiliates	2,214	1,925
Long-term derivative assets	1	—
Other, net of accumulated amortization of debt issuance costs of $17 and $10	41	39
Total other assets	2,256	1,964
Intangible Assets and Goodwill:
Intangible assets, net of accumulated amortization of $74 and $45	712	741
Goodwill	790	790
Total intangible assets and goodwill	1,502	1,531
TOTAL ASSETS	$6,157	$5,568
LIABILITIES & PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
Current Liabilities:
Drafts payable	$6	$3
Trade accounts payable	102	73
Accrued cost of gas and liquids	83	85
Related party payables	37	13
Deferred revenues	17	16
Derivative liabilities	1	11
Other current liabilities	41	33
Total current liabilities	287	234
Long-term derivative liabilities	25	39
Other long-term liabilities	5	6
Long-term debt, net	2,157	1,687
Commitments and contingencies
Series A Preferred Units, redemption amount of $85 and $85	73	71
Partners’ Capital and Noncontrolling Interest:
Common units (174,574,175 and 161,233,046 units authorized; 170,951,457 and 157,437,608 units issued and outstanding at December 31, 2012 and 2011)	3,207	3,173
General partner interest	326	330
Accumulated other comprehensive loss	—	(5)
Total partners’ capital	3,533	3,498
Noncontrolling interest	77	33
Total partners’ capital and noncontrolling interest	3,610	3,531
TOTAL LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST	$6,157	$5,568
See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Operations
(in millions except unit data and per unit data)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010
REVENUES
Gas sales, including related party amounts of $21, $23, $3, and $0	$329	$456	$291	$228
NGL sales, including related party amounts of $24, $365, $137, and $0	539	603	238	153
Gathering, transportation and other fees, including related party amounts of $31, $24, $14, and $12	403	351	179	115
Net realized and unrealized gain (loss) from derivatives	11	(19)	(8)	(1)
Other, including related party amounts of $1, $10, $3, and $0	57	43	16	10
Total revenues	1,339	1,434	716	505
OPERATING COSTS AND EXPENSES
Cost of sales, including related party amounts of $16, $22, $13, and $7	871	1,013	504	358
Operation and maintenance	166	147	78	48
General and administrative, including related party amounts of $17, $17, $6, and $0	63	67	44	37
Loss (gain) on asset sales, net	3	(2)	—	—
Depreciation and amortization	201	169	76	42
Total operating costs and expenses	1,304	1,394	702	485
OPERATING INCOME	35	40	14	20
Income from unconsolidated affiliates	114	120	54	16
Interest expense, net	(122)	(103)	(48)	(35)
Loss on debt refinancing, net	(8)	—	(16)	(2)
Other income and deductions, net	30	17	(8)	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	49	74	(4)	(5)
Income tax expense	1	—	1	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	$48	$74	$(5)	$(5)
DISCONTINUED OPERATIONS
Net loss from operations of east Texas assets	—	—	(1)	—
NET INCOME (LOSS)	$48	$74	$(6)	$(5)
Net income attributable to noncontrolling interest	(2)	(2)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO REGENCY ENERGY PARTNERS LP	$46	$72	$(6)	$(5)
Amounts attributable to Series A Preferred Units	10	8	5	3
General partner’s interest, including IDRs	9	7	3	1
Limited partners’ interest in net income (loss)	$27	$57	$(14)	$(9)
Basic and diluted income (loss) from continuing operations per unit:
Amount allocated to common units	$27	$57	$(12)	$(9)
Weighted average number of common units outstanding	167,492,735	145,490,869	130,619,554	92,788,319
Basic income (loss) from continuing operations per common unit	$0.16	$0.39	$(0.09)	$(0.10)
Diluted income (loss) from continuing operations per common unit	$0.13	$0.32	$(0.09)	$(0.10)
Distributions per unit	$1.84	$1.81	$0.89	$0.89
Basic and diluted loss on discontinued operations per unit	$—	$—	$(0.01)	$—
Basic and diluted net income (loss) per unit:
Amount allocated to common units	$27	$57	$(14)	$(9)
Basic net income (loss) per common unit	$0.16	$0.39	$(0.10)	$(0.10)
Diluted net income (loss) per common unit	$0.13	$0.32	$(0.10)	$(0.10)

See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010
Net income (loss)	$48	$74	$(6)	$(5)
Other comprehensive income (loss):
Net cash flow hedge amounts reclassified to earnings	5	19	—	2
Change in fair value of cash flow hedges	—	(13)	(11)	18
Total other comprehensive income (loss)	$5	$6	$(11)	$20
Comprehensive income (loss)	$53	$80	$(17)	$15
Comprehensive income attributable to noncontrolling interest	2	2	—	—
Comprehensive income (loss) attributable to Regency Energy Partners LP	$51	$78	$(17)	$15

See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Cash Flows
(in millions)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010
OPERATING ACTIVITIES
Net income (loss)	$48	$74	$(6)	$(5)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization, including debt issuance cost amortization and bond premium amortization	209	175	79	49
Write-off of debt issuance costs and bond premium	(1)	—	(1)	2
Income from unconsolidated affiliates	(114)	(120)	(54)	(16)
Derivative valuation changes	(19)	(21)	33	12
Loss (gain) on asset sales, net	3	(2)	—	—
Unit-based compensation expenses	5	3	2	12
Cash flow changes in current assets and liabilities:
Trade accounts receivable, accrued revenues and related party receivables	7	(8)	—	(11)
Other current assets and other current liabilities	4	11	(13)	25
Trade accounts payable, accrued cost of gas and liquids, related party payables and deferred revenues	(10)	23	(15)	9
Distributions received from unconsolidated affiliates	121	119	57	12
Cash flow changes in other assets and liabilities	(1)	—	(2)	—
Net cash flows provided by operating activities	252	254	80	89
INVESTING ACTIVITIES
Capital expenditures	(436)	(406)	(159)	(64)
Capital contributions to unconsolidated affiliates	(356)	(53)	(86)	(20)
Distributions in excess of earnings of unconsolidated affiliates	83	74	59	—
Acquisition of investment in unconsolidated affiliates, net of cash received	—	(594)	5	(75)
Acquisitions, net of cash of $-, $-, $2, and $-	—	—	(192)	—
Proceeds from asset sales	26	24	76	11
Net cash flows used in investing activities	(683)	(955)	(297)	(148)
FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facility	(140)	47	(334)	199
Proceeds from issuance of senior notes	700	500	600	—
Redemption of senior notes	(88)	—	(358)	—
Debt issuance costs	(15)	(10)	(11)	(16)
Partner contributions	—	—	28	—
Partner distributions	(322)	(274)	(119)	(86)
Acquisition of assets between entities under common control in excess of historical cost	—	—	—	(17)
Contributions (distributions) from/to noncontrolling interest	42	—	—	(1)
Drafts payable	3	2	—	—
Issuance of common units under LTIP, net of forfeitures and tax withholding	(1)	—	1	(5)
Common unit offerings, net of issuance costs	312	436	400	—
Distributions to Series A Preferred Units	(8)	(8)	(4)	(2)
Net cash flows provided by financing activities	483	693	203	72
Net change in cash and cash equivalents	52	(8)	(14)	13
Cash and cash equivalents at beginning of period	1	9	23	10
Cash and cash equivalents at end of period	$53	$1	$9	$23

Supplemental cash flow information:
Non-cash capital expenditures and capital contributions to unconsolidated affiliates	$83	$24	$20	$18
Issuance of common units for investment in unconsolidated affiliate	—	—	584	—
Deemed contribution from acquisition of assets between entities under common control	—	—	9	—
Release of escrow payable from restricted cash	—	—	1	1
Interest paid, net of amounts capitalized	112	83	58	5
Income taxes paid	—	2	1	—

See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Partners’ Capital and Noncontrolling Interest
(in millions except unit data)

	Units
Predecessor	Common	Common Unitholders	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance— December 31, 2009	93,188,353	$1,212	$19	$(2)	$14	$1,243
Issuance of common units under LTIP, net of forfeitures and tax withholding	152,075	(5)	—	—	—	(5)
Unit-based compensation expenses	—	12	—	—	—	12
Accrued distributions to phantom units	—	(1)	—	—	—	(1)
Acquisition of assets between entities under common control in excess of historical costs	—	—	(17)	—	—	(17)
Partner distributions	—	(83)	(3)	—	—	(86)
Distributions to noncontrolling interest	—	—	—	—	(1)	(1)
Net (loss) income	—	(6)	1	—	—	(5)
Distributions to Series A Preferred Units	—	(2)	—	—	—	(2)
Net cash flow hedge amounts reclassified to earnings	—	—	—	2	—	2
Net change in fair value of cash flow hedges	—	—	—	19	—	19
Balance—May 25, 2010	93,340,428	$1,127	$—	$19	$13	$1,159

See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Consolidated Statements of Partners’ Capital and Noncontrolling Interest—(Continued)
(in millions except unit data)

	Units
Successor	Common	Common Unitholders	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance—May 26, 2010	93,340,428	$2,074	$305	$—	$31	$2,410
Private common unit offerings, net of costs	26,266,791	584	—	—	—	584
Public common unit offerings, net of costs	17,537,500	400	—	—	—	400
Issuance of common units under LTIP, net of forfeitures and tax withholding	42,417	(1)	—	—	—	(1)
Proceeds from exercise of common unit options	94,200	2	—	—	—	2
Unit-based compensation expenses	—	2	—	—	—	2
Acquisition of assets between entities under common control below historical costs	—	—	9	—	—	9
Partner contributions	—	7	21	—	—	28
Partner distributions	—	(114)	(5)	—	—	(119)
Net (loss) income	—	(9)	3	—	—	(6)
Distributions to Series A Preferred Units	—	(4)	—	—	—	(4)
Net change in fair value of cash flow hedges	—	—	—	(11)	—	(11)
Balance—December 31, 2010	137,281,336	2,941	333	(11)	31	3,294
Common unit offerings, net of costs	20,000,001	436	—	—	—	436
Issuance of common units under LTIP, net of forfeitures and tax withholding	156,271	—	—	—	—	—
Unit-based compensation expenses	—	3	—	—	—	3
Partner distributions	—	(264)	(10)	—	—	(274)
Net income	—	65	7	—	2	74
Distributions to Series A Preferred Units	—	(8)	—	—	—	(8)
Net cash flow hedge amounts reclassified to earnings	—	—	—	19	—	19
Net change in fair value of cash flow hedges	—	—	—	(13)	—	(13)
Balance—December 31, 2011	157,437,608	3,173	330	(5)	33	3,531
Common unit offerings, net of costs	13,341,129	312	—	—	—	312
Issuance of common units under LTIP, net of forfeitures and tax withholding	172,720	(1)	—	—	—	(1)
Unit-based compensation expenses	—	5	—	—	—	5
Partner distributions	—	(309)	(13)	—	—	(322)
Net income	—	37	9	—	2	48
Contributions from noncontrolling interest	—	—	—	—	42	42
Distributions to Series A Preferred Units	—	(8)	—	—	—	(8)
Accretion of Series A Preferred Units	—	(2)	—	—	—	(2)
Net cash flow hedge amounts reclassified to earnings	—	—	—	5	—	5
Balance—December 31, 2012	170,951,457	$3,207	$326	$—	$77	$3,610

See accompanying notes to consolidated financial statements

Regency Energy Partners LP
Notes to Consolidated Financial Statements
(Tabular dollar amounts, except per unit data, are in millions)
1. Organization and Basis of Presentation
Organization. The consolidated financial statements presented herein contain the results of Regency Energy Partners LP and its subsidiaries (the “Partnership”), a Delaware limited partnership. The Partnership was formed on September 8, 2005, and completed its IPO on February 3, 2006. The Partnership and its subsidiaries are engaged in the business of gathering and processing, compression, treating and transportation of natural gas and the transportation, fractionation and storage of NGLs. Regency GP LP is the Partnership’s general partner and Regency GP LLC (collectively the “General Partner”) is the managing general partner of the Partnership and the general partner of Regency GP LP.
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
The Partnership applied the guidance in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), in determining the fair value of partners’ capital, which is comprised of the following items:

May 26, 2010
Fair value of limited partners’ interest, based on the number of outstanding Partnership common units and the trading price on May 26, 2010	$2,074
Fair value of consideration paid for general partner interest	305
Noncontrolling interest	31
$2,410
The Partnership then developed the fair value of its assets and liabilities, with the assistance of third-party valuation experts, using the guidance in FASB ASC 820.

May 26, 2010
Working capital	$(3)
Gathering and transmission systems	471
Compression equipment	746
Gas plants and buildings	117
Other property, plant and equipment	100
Construction-in-progress	114
Other long-term assets	38
Investment in unconsolidated affiliate	739
Intangible assets	666
Goodwill	790
$3,778
Less:
Series A Preferred Units	71
Fair value of long-term debt	1,240
Other long-term liabilities	57
Total fair value of partners’ capital	$2,410

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
Equity Method Investments. The equity method of accounting is used to account for the Partnership’s interest in investments of greater than 20% voting interest or where the Partnership exerts significant influence over an investee but lacks control over the investee.
Other Current Assets and Other Current Liabilities. As of December 31, 2012 and 2011, other current assets included spare parts inventories in the Partnership’s Contract Services segment of $27 million and $21 million, respectively, and other current liabilities included accrued interest of $30 million and $27 million, respectively.
Property, Plant and Equipment. Property, plant and equipment is recorded at historical cost of construction or, upon acquisition, the fair value of the assets acquired. Gains or losses on sales or retirements of assets are included in operating income unless the disposition is treated as discontinued operations. Natural gas and NGLs used to maintain pipeline minimum pressures is capitalized and classified as property, plant and equipment. Financing costs associated with the construction of larger assets requiring ongoing efforts over a period of time are capitalized. For the years ended December 31, 2012 and December 31, 2011 and the periods from May 26, 2010 to December 31, 2010 and January 1, 2010 to May 25, 2010, the Partnership capitalized interest of $1 million, $1 million, $1 million and $1 million, respectively. The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Expenditures to extend the useful lives of the assets are capitalized.
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
Depreciation expense related to property, plant and equipment was $168 million, $138 million, $60 million and $37 million for the years ended December 31, 2012 and December 31, 2011 and the periods from May 26, 2010 to December 31, 2010 and January 1, 2010 to May 25, 2010, respectively. In March 2012, the Partnership recorded a $7 million “out-of-period” adjustment to depreciation expense to correct the estimated useful lives of certain assets to comply with its policy. The adjustment to depreciation expense related to the year ended December 31, 2011 and the period from May 26, 2010 to December 31, 2010 was $4 million and $3 million, respectively. Depreciation of property, plant and equipment is recorded on a straight-line basis over the following estimated useful lives:

Functional Class of Property	Useful Lives (Years)
Gathering and Transmission Systems	10 - 20
Compression Equipment	2 - 30
Gas Plants and Buildings	5 - 35
Other property, plant and equipment	3 - 15

Intangible Assets. As of December 31, 2012, intangible assets consisted of trade names and customer relations, and are amortized on a straight line basis over their estimated useful lives, which is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The estimated useful lives range from 20 to 30 years.
The Partnership assesses long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts exceed the fair value of the assets. The Partnership did not record any impairment in 2012, 2011 or 2010.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually based on the carrying values as of December 31, or more frequently if impairment indicators arise that suggest the carrying value of goodwill may not be recovered. The Partnership has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. Impairment is indicated when the carrying amount of a reporting unit exceeds its fair value. To estimate the fair value of the reporting units, the Partnership makes estimates and judgments about future cash flows, as well as revenues, cost of sales, operating expenses, capital expenditures and net working capital based on assumptions that are consistent with the Partnership’s most recent forecast. At the time it is determined that an impairment has occurred, the carrying value of the goodwill is written down to its fair value. The Partnership did not record any impairment in 2012, 2011 or 2010.
Other Assets, net. Other assets, net primarily consists of debt issuance costs, which are capitalized and amortized to interest expense, net over the life of the related debt.
Gas Imbalances. Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as other current assets or other current liabilities using then current market prices or the weighted average prices of natural gas or NGLs at the plant or system pursuant to imbalance agreements for which settlement prices are not contractually established. Within certain volumetric limits determined at the sole discretion of the creditor, these imbalances are generally settled by deliveries of natural gas. Imbalance receivables and payables as of December 31, 2012 and 2011 were immaterial.
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
Derivative Instruments. The Partnership's net income and cash flows are subject to volatility stemming from changes in market prices such as natural gas prices, NGLs prices, processing margins and interest rates. The Partnership uses natural gas, ethane, propane, butane, natural gasoline, and condensate swaps as well as ethane put options to create offsetting positions to specific commodity price exposures, and uses interest rate swap contracts to create offsetting positions to specific interest rate exposures. Derivative financial instruments are recorded on the balance sheet at their fair value based on their settlement date. The Partnership employs derivative financial instruments in connection with an underlying asset, liability and/or anticipated transaction and not for speculative purposes. Furthermore, the Partnership regularly assesses the creditworthiness of counterparties to manage the risk of default. In prior years, derivative financial instruments qualifying for hedge accounting treatment have been designated by the Partnership as cash flow hedges. The Partnership entered into cash flow hedges to hedge the variability in cash flows related to a forecasted transaction. At inception, the Partnership formally documented the relationship between the hedging instrument and the hedged item, the risk management objectives, and the methods used for assessing and testing correlation and hedge effectiveness. The Partnership also assessed, both at the inception of the hedge and on an on-going basis, whether the derivatives were highly effective in offsetting changes in cash flows of the hedged item. If the Partnership determined that a derivative was no longer highly effective as a hedge, it would discontinue hedge accounting prospectively by including changes in the fair value of the derivative in current earnings. For cash flow hedges, changes in the derivative fair values, to the extent that the hedges are effective, are recorded as a component of accumulated other comprehensive income (loss) until the hedged transactions occur and are recognized in earnings. Any ineffective portion of a cash flow hedge's change in value is recognized immediately in earnings. In the statement of cash flows, the effects of settlements of derivative instruments are classified consistent with the related hedged transactions. During the year ended December 31, 2012, none of the Partnership's derivative financial instruments were designated for hedge accounting; therefore the change in market value is recorded as a component of net realized and unrealized (loss) gain from derivatives in the consolidated statements of operations.
Benefits. The Partnership previously provided medical, dental, and other healthcare benefits to employees, including providing a matching contribution for employee contributions to their 401(k) accounts, which vested ratably over 3 years. Effective January 1, 2011, the Partnership’s 401(k) plan merged with and into that of ETP. As a result of the merger, the Partnership’s matching contributions that had not yet fully vested became fully vested, effective immediately. All future matching contributions from the Partnership to the employee 401(k) accounts will vest immediately. The amount of matching contributions for the years ended December 31, 2012 and December 31, 2011 and the period from May 26, 2010 to December 31, 2010 was $3 million, $3 million, and $2 million, respectively, and were recorded in general and administrative expenses. The amount of matching contributions for the period from January 1, 2010 to May 25, 2010 was less than $1 million. The Partnership has no pension obligations or other post-employment benefits.
Beginning January 1, 2013, the Partnership will provide a 3% profit sharing contribution to employee 401(k) accounts for all employees with base compensation of $125,000 or less. The contribution is in addition to the 401(k) matching contribution and employees become vested based on years of service.
Income Taxes. The Partnership is generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. The Partnership is subject to the gross margins tax enacted by the state of Texas. The Partnership has a wholly-owned subsidiary that is subject to income tax and provides for deferred income taxes using the asset and liability method. Accordingly, deferred taxes are recorded for differences between the tax and book basis that will reverse in future periods. The Partnership’s deferred tax liabilities of $5 million and $6 million as of December 31, 2012 and 2011, respectively, relate to the difference between the book and tax basis of property, plant and equipment and intangible assets and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Partnership follows the guidance for uncertainties in income taxes where a liability for an unrecognized tax benefit is recorded for a tax position that does not meet the “more likely than not” criteria. The Partnership has not recorded any uncertain tax positions meeting the more likely than not criteria as of December 31, 2012 and 2011. The Partnership recognized current federal income tax expense of $1 million for the period from May 26, 2010 to December 31, 2010 and less than $1 million for the years ended December 31, 2012 and December 31, 2011 and the period from January 1, 2010 to May 25, 2010, respectively. The Partnership also recognized deferred income tax benefit of $1 million for the year ended December 31, 2012 and less than $1 million using a 35% effective rate for the year ended December 31, 2011 and the periods from May 26, 2010 to December 31, 2010 and January 1, 2010 to May 25, 2010, respectively.
The IRS commenced audits of our 2007 and 2008 federal income tax returns on January 27, 2010. The IRS has now completed its audit of these returns and proposed certain adjustments. The Partnership filed a protest with the IRS to initiate the appeals process and appeal certain of these adjustments. Until this matter is fully resolved, it is not known whether any amounts ultimately recorded would be material, or how such adjustments would affect unitholders. The IRS is also conducting an audit of the 2007 through 2009 tax returns of one of the Partnership’s wholly-owned subsidiaries and has proposed certain adjustments. The subsidiary has filed a protest with the IRS. The statute of limitations for each of these audits has been extended to December 31, 2013.
Equity-Based Compensation. The Partnership accounts for equity-based compensation by recognizing the grant-date fair value of awards into expense as they are earned, using an estimated forfeiture rate. The forfeiture rate assumption is reviewed annually to determine whether any adjustments to expense are required.
Earnings per Unit. Basic net income per common unit is computed through the use of the two-class method, which allocates earnings to each class of equity security based on their participation in distributions and deemed distributions. Accretion of the Series A Preferred Units is considered deemed distributions. Distributions and deemed distributions to the Series A Preferred Units reduce the amount of net income available to the general partner and limited partner interests. The general partners’ interest in net income or loss consists of its respective percentage interest, make- whole allocations for any losses allocated in a prior tax year and IDRs. After deducting the General Partner’s interest, the limited partners’ interest in the remaining net income or loss is allocated to each class of equity units based on distributions and beneficial conversion feature amounts, if applicable, then divided by the weighted average number of common and subordinated units outstanding in each class of security. Diluted net income per common unit is computed by dividing limited partners’ interest in net income, after deducting the General Partner’s interest, by the weighted average number of units outstanding and the effect of non-vested restricted units, phantom units, Series A Preferred Units and unit options. For special classes of common units issued with a beneficial conversion feature, the amount of the benefit associated with the period is added back to net income and the unconverted class is added to the denominator.

3. Partners’ Capital and Distributions
Equity Distribution Agreement. In June 2012, the Partnership entered into an Equity Distribution Agreement with Citi under which the Partnership may offer and sell common units, representing limited partner interests, having an aggregate offering price of up to $200 million, from time to time through Citi, as sales agent for the Partnership. Sales of these units, if any, made from time to time under the Equity Distribution Agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed upon by the Partnership and Citi. The Partnership may also sell common units to Citi as principal for its own account at a price agreed upon at the time of sale. Any sale of common units to Citi as principal would be pursuant to the terms of a separate agreement between the Partnership and Citi. The Partnership intends to use the net proceeds from the sale of these units for general partnership purposes. As of December 31, 2012, the Partnership has issued 691,129 common units resulting in net proceeds of $15 million.
Public Common Unit Offerings. In March 2012, the Partnership issued 12,650,000 common units representing limited partner interests in a public offering at a price of $24.47 per common unit, resulting in net proceeds of $297 million. In May 2012, the Partnership used the net proceeds from this offering to redeem 35%, or $88 million, in aggregate principal amounts of its outstanding senior notes due 2016; pay related premium, expenses and accrued interest; and repay outstanding borrowings under the revolving credit facility.
In October 2011, the Partnership issued 11,500,000 common units representing limited partnership interests in a public offering at a price of $20.92 per common unit, resulting in net proceeds of $232 million which were used to repay outstanding borrowings under the revolving credit facility. In August 2010, the Partnership sold 17,537,500 common units and received $408 million in proceeds, inclusive of the General Partner’s proportionate capital contribution.
Private Common Unit Offerings. In May 2011, the Partnership sold 8,500,001 common units representing limited partnership interests resulting in net proceeds of $204 million, to partially fund its capital contribution to Lone Star. These units were issued in a private placement conducted in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended, under section 4(2) thereof. These units were subsequently registered with the SEC.
In May 2010, the Partnership issued 26,266,791 common units, valued at $584 million, to ETE, to purchase a 49.9% interest in MEP. These units were issued in a private placement conducted in accordance with the exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof. Subsequently, ETE contributed $12 million as the General Partner’s proportionate capital.
Noncontrolling Interest. The Partnership operates ELG, a gas gathering joint venture in south Texas in which other third party companies own a 40% interest, which is reflected on the balance sheet as noncontrolling interest.
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
General Partner Interest and Incentive Distribution Rights. The General Partner is entitled to its proportionate share of all quarterly distributions that the Partnership makes prior to its liquidation. The General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest. The General Partner’s initial 2% interest in these distributions has been reduced since the Partnership has issued additional units and the General Partner has not contributed a proportionate amount of capital to the Partnership to maintain its General Partner interest. The General Partnership ownership interest as of December 31, 2012 was 1.6%. This General Partner interest is represented by 2,798,872 equivalent units as of December 31, 2012.
The IDRs held by the General Partner entitle it to receive an increasing share of Available Cash when pre-defined distribution targets are achieved. The General Partner’s IDRs are not reduced if the Partnership issues additional units in the future and the general partner does not contribute a proportionate amount of capital to the Partnership to maintain its general partner interest.

Distributions. The Partnership made the following cash distributions per unit during the years ended December 31, 2012 and 2011:

Distribution Date	Cash Distribution (per common unit)
November 14, 2012	$0.460
August 14, 2012	0.460
May 14, 2012	0.460
February 13, 2012	0.460

November 14, 2011	0.455
August 12, 2011	0.450
May 13, 2011	0.445
February 14, 2011	0.445
The Partnership paid a cash distribution of $0.46 per common unit on February 14, 2013.
4. Income per Limited Partner Unit
The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per unit computations for the years ended December 31, 2012 and 2011. For the periods from May 26, 2010 to December 31, 2010 and from January 1, 2010 to May 25, 2010, diluted earnings per unit equals basic earnings per unit because all instruments were antidilutive.

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Income (Numerator)	Units (Denominator)	Per-Unit Amount	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Basic income per unit
Limited Partners’ interest in net income	$27	167,492,735	$0.16	$57	145,490,869	$0.39
Effect of Dilutive Securities:
Common unit options	—	10,854		—	19,192
Phantom units *	—	223,325		—	148,388
Series A Preferred Units	(5)	4,658,700		(10)	4,632,389
Diluted income per unit	$22	172,385,614	$0.13	$47	150,290,838	$0.32
__________________

*	Amount assumes maximum conversion rate for market condition awards.
The following data show securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the periods presented:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010
Restricted (non-vested) common units	—	—	—	396,918
Common unit options	—	—	259,650	298,400
Phantom units *	—	—	366,489	369,346
Series A Preferred Units	—	—	4,584,192	4,584,192
 _______________________

*	Amount assumes maximum conversion rate for market condition awards.
The partnership agreement requires that the General Partner shall receive a 100% allocation of income until its capital account is made whole for all of the net losses allocated to it in prior years.

5. Acquisitions and Dispositions
2013
SUGC. In February 2013, the Partnership and Regency Western entered into a contribution agreement with the Southern Union, a wholly owned subsidiary of Holdco, to acquire SUGC for $1.5 billion, subject to customary post-closing adjustments. The Partnership will finance the acquisition by issuing $900 million of common units to Holdco, comprised of $750 million of Partnership common units and $150 million of recently created Class F common units. The Class F common units are entitled to participate in the Partnership’s distributions for twenty-four months post-transaction closing. The remaining $600 million will be paid in cash. In addition, in conjunction with the acquisition, ETE has agreed to forgo IDR payments on the Partnership common units issued with this transaction for the twenty-four months post-transaction closing and to eliminate the $10 million annual management fee paid by the Partnership for two years post-transaction close. The transaction is expected to close in the second quarter of 2013.
Upon closing, the acquisition of SUGC will expand the partnership’s presence is the Permian Basin in west Texas, one of the most prolific, high growth, oil and liquids-rich basins in North America.
Because the SUGC acquisition is a transaction between commonly controlled entities (i.e., the buyer and the sellers are each affiliates of ETE), the Partnership will be required to account for the acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the SUGC acquisition will reflect historical balance sheet data for both the Partnership and SUGC instead of reflecting the fair market value of SUCG assets and liabilities. The Partnership will recast its financial statements to include the operations of SUGC from March 26, 2012 (the date upon which common control began).
2011
Lone Star. On May 2, 2011, the Partnership contributed $593 million in cash to Lone Star, in exchange for its 30% interest. Lone Star, a newly formed joint venture that is owned 70% by ETP and 30% by the Partnership, completed its acquisition of all of the membership interest in LDH, a wholly-owned subsidiary of Louis Dreyfus Highbridge Energy LLC (subsequently renamed Castleton Commodities International, LLC), for $1.98 billion in cash. To fund a portion of this capital contribution, the Partnership issued 8,500,001 common units representing limited partnership interests with net proceeds of $204 million. The remaining portion of the Partnership’s capital contribution was funded by additional borrowings under its revolving credit facility.
MEP. On September 1, 2011, the Partnership purchased an additional 0.1% interest in MEP from ETP for $1 million in cash, bringing its total interest in MEP to 50%.
Ranch JV. On December 2, 2011, Ranch JV was formed by the Partnership, APM and CM, each owning a 33.33% interest in the joint venture. Ranch JV processes natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas.
2010
HPC. On April 30, 2010, the Partnership purchased an additional 6.99% general partner interest in HPC from EFS Haynesville, bringing its total general partner interest in HPC to 49.99%. The purchase price of $92 million was funded by borrowings under the Partnership’s revolving credit facility. Because this transaction occurred between two entities under common control, partners’ capital was decreased by $17 million, which represented a deemed distribution of the excess purchase price over EFS Haynesville’s carrying amount of $75 million.
MEP. On May 26, 2010, the Partnership purchased a 49.9% interest in MEP from ETE. The Partnership issued 26,266,791 common units to ETE, valued at $584 million, and received a working capital adjustment of $5 million from ETE that was recorded as an adjustment to investment in unconsolidated affiliates. Because this transaction occurred between two entities under common control, partners’ capital was increased by $9 million, which represented a deemed contribution of the excess carrying amount of ETE’s investment of $589 million over the purchase price. MEP owns approximately 500 miles of natural gas pipelines that extend from the southeast corner of Oklahoma, across northeast Texas, northern Louisiana, central Mississippi and into Alabama.
Disposition of East Texas Assets. In July 2010, the Partnership sold its gathering and processing assets located in east Texas for $70 million in cash. The financial results of these assets have been reclassified to discontinued operations in accordance with applicable accounting standards. Revenues for these assets for the period from May 26, 2010 to December 31, 2010, the period from January 1, 2010 to May 25, 2010, and the year ended December 31, 2009 were $10 million, $24 million and $46 million, respectively.

Zephyr. On September 1, 2010, the Partnership completed the Zephyr acquisition for $193 million in cash that was funded by borrowings under the Partnership’s revolving credit facility. Zephyr owns and operates a fleet of equipment used in gas treating. The primary treatment services include carbon dioxide and hydrogen sulfide removal, dehydration, natural gas cooling and BTU management. The acquisition of Zephyr further increased the Partnership’s fee-based revenues. From September 1, 2010 through December 31, 2010, revenues and net income attributable to Zephyr’s operations of $14 million and $6 million, respectively are included in the Partnership’s results of operations. The total purchase price was allocated as follows:

September 1, 2010
Cash and cash equivalents	$2
Trade accounts receivable	7
Gas plants and buildings	81
Intangible assets	119
Total assets acquired	$209
Trade accounts payable	(8)
Deferred revenues	(7)
Other current liabilities	(1)
Net assets acquired	$193
6. Investment in Unconsolidated Affiliates
As of December 31, 2012, the Partnership has a 49.99% general partner interest in HPC, a 50% membership interest in MEP, a 30% membership interest in Lone Star, and a 33.33% membership interest in Ranch JV. The carrying value of the Partnership’s investment in each of the unconsolidated affiliates as of December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
HPC	$650	$682
MEP	581	614
Lone Star	948	629
Ranch JV	35	—
	$2,214	$1,925
The following tables summarize the changes in the Partnership’s investment activities in each of the unconsolidated affiliates for the years ended December 31, 2012, 2011 and 2010:

	Successor
	Year Ended December 31, 2012
	HPC	MEP	Lone Star	Ranch JV
Contributions to unconsolidated affiliates	$—	$—	$343	$36
Distributions from unconsolidated affiliates	61	75	68	—
Share of unconsolidated affiliates’ net income	35	42	44	(1)
Amortization of excess fair value of investment (1)	(6)	—	—	—

	Year Ended December 31, 2011
	HPC	MEP(2)	Lone Star(3)	Ranch JV
Contributions to unconsolidated affiliates	$—	$—	$645	$—
Purchase of additional interest in unconsolidated affiliates	—	1	—	—
Distributions from unconsolidated affiliates	65	83	22	—
Return of investment received	—	—	23	—
Share of unconsolidated affiliates’ net income	55	43	28	—
Amortization of excess fair value of investment (1)	(6)	—	—	—

	Period from Acquisition (May 26, 2010) to December 31, 2010
	HPC	MEP	Lone Star	Ranch JV
Contributions to unconsolidated affiliates	$—	$86	N/A	N/A
Distributions from unconsolidated affiliates	53	43	N/A	N/A
Return of investment received	20	—	N/A	N/A
Share of unconsolidated affiliates’ net income	36	21	N/A	N/A
Amortization of excess fair value of investment (1)	(3)	—	N/A	N/A

	Predecessor
	Period from January 1, 2010 to May 25, 2010
	HPC	MEP	Lone Star	Ranch JV
Contributions to unconsolidated affiliates	$20	N/A	N/A	N/A
Purchase of additional interest in unconsolidated affiliates	75	N/A	N/A	N/A
Distributions from unconsolidated affiliates	12	N/A	N/A	N/A
Share of unconsolidated affiliates’ net income	16	N/A	N/A	N/A
__________________

(1)
As discussed in Note 1, the Partnership’s investment in HPC was adjusted to its fair value on May 26, 2010 and the excess fair value over net book value was comprised of two components: (1) $155 million was attributed to HPC’s long-lived assets and is being amortized as a reduction of income from unconsolidated affiliates over the useful lives of the respective assets, which vary from 15 to 30 years, and (2) $32 million could not be attributed to a specific asset and therefore will not be amortized in future periods.

(2)	In September 2011, the Partnership purchased an additional 0.1% interest in MEP from ETP for $1 million in cash, bringing the total membership interest to 50%.

(3)	For the period from initial contribution, May 2, 2011, to December 31, 2011.

N/A	The Partnership acquired a 33.33% membership interest in Ranch JV in December 2011, a 30% interest in Lone Star in May 2011 and a 49.9% interest in MEP in May 2010.
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
The Partnership has swap contracts settled against NGLs (propane, butane, and natural gasoline), condensate and natural gas market prices. The Partnership also had put options settled against ethane, which expired in December 2012.
On January 1, 2012, the Partnership de-designated its swap contracts and began accounting for these contracts using the mark-to-market method of accounting. As of December 31, 2012, the Partnership had less than $1 million in net hedging gains in AOCI, the majority of which will be amortized to earnings over the next 12 months.
Interest Rate Risk. The Partnership is exposed to variable interest rate risk as a result of borrowings under its revolving credit facility. The Partnership's $250 million interest rate swaps expired in April 2012. As of December 31, 2012, the Partnership had $192 million of outstanding borrowings exposed to variable interest rate risk.

Credit Risk. The Partnership’s resale of NGLs, condensate, and natural gas exposes it to credit risk, as the margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss can be very large relative to overall profitability on these transactions. The Partnership attempts to ensure that it issues credit only to creditworthy counterparties and that in appropriate circumstances any such extension of credit is backed by adequate collateral, such as a letter of credit or parental guarantee from a parent company with potentially better credit.
The Partnership is exposed to credit risk from its derivative counterparties. The Partnership does not require collateral from these counterparties. The Partnership deals primarily with financial institutions when entering into financial derivatives, and utilizes master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of December 31, 2012 was $5 million, which would be reduced by $1 million due to the netting feature. The Partnership has elected to present assets and liabilities under master netting agreements gross on the condensed consolidated balance sheets.
Embedded Derivatives. The Series A Preferred Units contain embedded derivatives which are required to be bifurcated and accounted for separately, such as the holders’ conversion option and the Partnership’s call option. These embedded derivatives are accounted for using mark-to-market accounting. The Partnership does not expect the embedded derivatives to affect its cash flows.
The Partnership’s derivative assets and liabilities, including credit risk adjustments, for the years ended December 31, 2012 and 2011 are detailed below:

	Assets		Liabilities
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Derivatives designated as cash flow hedges
Current amounts
Commodity contracts	$—	$4	$—	$10
Total cash flow hedging instruments	—	4	—	10
Derivatives not designated as cash flow hedges
Current amounts
Commodity contracts	4	—	1	—
Interest rate contracts	—	—	—	1
Long-term amounts
Commodity contracts	1	—	—	—
Embedded derivatives in Series A Preferred Units	—	—	25	39
Total derivatives not designated as cash flow hedges	5	—	26	40
Total derivatives	$5	$4	$26	$50

The Partnership’s statement of operations for the years ended December 31, 2012, 2011 and 2010 was impacted by derivative instruments activities as detailed below:

		Successor			Predecessor
		Year Ended December 31, 2012	Year Ended December 31, 2011	Period from May 26, 2010 to December 31, 2010	Period from January 1, 2010 to May 25, 2010
		Change in Value Recognized in AOCI on Derivatives (Effective Portion)
Derivatives in cash flow hedging relationships:
Commodity derivatives		$—	$(13)	$(11)	$14
	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in cash flow hedging relationships:
Commodity derivatives	Revenue	$—	$(19)	$—	$(5)
Interest rate swap derivatives	Interest expense	—	—	—	(1)
		$—	$(19)	$—	$(6)
	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Ineffective Portion
Derivatives in cash flow hedging relationships:
Commodity derivatives	Revenue	$—	$—	$—	$(1)

	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) from De-designation Amortized from AOCI into Income
Derivatives not designated in a hedging relationship:
Commodity derivatives	Revenue	$(5)	$—	$—	$4
	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated in a hedging relationship:
Commodity derivatives	Revenue	$16	$—	$(8)	$1
Interest rate swap derivatives	Interest expense	—	—	(4)	(1)
Embedded derivatives	Other income & deductions	14	18	(8)	(4)
		$30	$18	$(20)	$(4)

8. Long-term Debt
Obligations in the form of senior notes and borrowings under the credit facilities are as follows:

	December 31, 2012	December 31, 2011
Senior notes	$1,965	$1,355
Revolving loans	192	332
Total	2,157	1,687
Less: current portion	—	—
Long-term debt	$2,157	$1,687
Availability under revolving credit facility:
Total credit facility limit	$1,150	$900
Revolving loans	(192)	(332)
Letters of credit	(12)	(19)
Total available	$946	$549
Long-term debt maturities as of December 31, 2012 for each of the next five years are as follows:

Year Ended December 31,	Amount
2013	$—
2014	192
2015	—
2016	162
2017	—
Thereafter	1,800
Total	$2,154	*
_______________________

*	Excludes unamortized premiums of $3 million as of December 31, 2012.
In the year ended December 31, 2012, the Partnership borrowed $1.56 billion under its revolving credit facility; these borrowings were primarily to fund capital expenditures. During the same period, the Partnership repaid $1.7 billion with proceeds from an equity offering and an issuance of senior notes. In the years ended December 31, 2011 and 2010, the Partnership borrowed $940 million and $603 million, respectively; these funds were used primarily to finance capital expenditures and acquisitions. During the same periods, the Partnership repaid $893 million, and $738 million, respectively, of these borrowings with proceeds from equity offerings.
Revolving Credit Facility. The Partnership, through RGS, has a $1.15 billion revolving credit facility, including the availability for letters of credit of $200 million, that expires on June 15, 2014. As of December 31, 2012, RGS is allowed additional investments in Lone Star of up to $550 million; additional investment in ELG of up to $250 million; investment in Ranch JV of up to $50 million; and additional investment in HPC of up to $250 million less the Partnership’s ownership portion of HPC’s indebtedness. In addition, RGS is allowed an additional investment in any joint venture of up to $250 million.
The revolving credit facility and the guarantees are senior to the Partnership’s and the guarantors’ unsecured obligations, to the extent of the value of the assets securing such obligations.
The outstanding balance under the revolving credit facility bears interest at LIBOR plus a margin or alternative base rate (equivalent to the U.S. prime lending rate) plus a margin, or a combination of both. The alternate base rate used to calculate interest on base rate loans will be calculated based on the greatest to occur of a base rate, a federal funds effective rate plus 0.50% and an adjusted one-month LIBOR rate plus 1.00%. The applicable margin shall range from 1.50% to 2.25% for base rate loans, 2.50% to 3.25% for Eurodollar loans. The weighted average interest rate on the total amounts outstanding under the Partnership’s revolving credit facility was 2.93% and 3.18% as of December 31, 2012 and 2011, respectively.
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
The revolving credit facility contains financial covenants requiring RGS and its subsidiaries to maintain a debt to consolidated EBITDA (as defined in the credit agreement) ratio less than 5.25, consolidated EBITDA to consolidated interest expense ratio greater than 2.75 and a secured debt to consolidated EBITDA ratio less than 3. At December 31, 2012 and 2011, RGS and its subsidiaries were in compliance with these covenants.
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
Senior Notes due 2016. In May 2009, the Partnership and Finance Corp. issued $250 million of senior notes in a private placement that mature on June 1, 2016 (”2016 Notes”). The 2016 Notes bear interest at 9.375% with interest payable semi-annually in arrears on June 1 and December 1. The Partnership received net proceeds of $236 million upon issuance. The net proceeds were used to partially repay revolving loans under the Partnership’s revolving credit facility.
In May 2012, the Partnership redeemed 35%, or $88 million, of the 2016 Notes, bringing the total outstanding principal amount to $162 million. Accordingly, a redemption premium of $8 million was charged to loss on debt refinancing, net in the consolidated statement of operations and accrued interest of $4 million was paid. In addition, the partnership wrote off the unamortized loan fee of $1 million and unamortized bond premium of $2 million to a loss on debt refinancing, net in the consolidated statement of operations.
Beginning June 1 of the years indicated below, the Partnership may redeem all or part of these notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

June 1 of year ending:	Percentage of Redemption
2013	104.688%
2014	102.344%
2015 and thereafter	100.000%
At any time prior to June 1, 2013, the Partnership may also redeem all or part of the 2016 Notes at a price equal to 100% of the principal amount of notes redeemed plus accrued interest and the applicable premium, which equals to the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at June 1, 2013 plus (ii) all required interest payments due on the note through June 1, 2013, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
Senior Notes due 2018. In October, 2010, the Partnership and Finance Corp. issued $600 million of senior notes that mature on December 1, 2018 (”2018 Notes”). The 2018 Notes bear interest at 6.875% paid semi-annually in arrears on June 1 and December 1, commencing June 1, 2011. The Partnership capitalized $12 million in debt issuance costs that will be amortized to interest expense, net over the term of the senior notes. The proceeds were used to redeem the senior notes due 2013 and to partially repay outstanding borrowings under the Partnership’s revolving credit facility.
At any time before December 1, 2013, up to 35% of the 2018 Notes may be redeemed at a price of 106.875% plus accrued interest. Beginning December 1 of the years indicated below, the Partnership may redeem all or part of the 2018 Notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

December 1 of year ending:	Percentage of Redemption
2014	103.438%
2015	101.719%
2016 and thereafter	100.000%
At any time prior to December 1, 2014, the Partnership may also redeem all or part of the 2018 Notes at a price equal to 100% of the principal amount redeemed plus accrued interest and the applicable premium, which equals the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at December 1, 2014 plus (ii) all required interest payments due on the note through December 1, 2014, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
Senior Notes due 2021. In May 2011, the Partnership and Finance Corp. issued $500 million in senior notes that mature on July 15, 2021 (”2021 Notes”). The 2021 Notes bear interest at 6.5% payable semi-annually in arrears on January 15 and July 15, commencing January 15, 2012. The Partnership capitalized $10 million in debt issuance costs that will be amortized to interest expense, net over the term of the 2021 Notes. The proceeds were used to repay borrowings outstanding under the Partnership’s revolving credit facility.
At any time prior to July 15, 2014, up to 35% of the 2021 Notes may be redeemed at a price of 106.5% plus accrued interest. Beginning on July 15 of the years indicated below, the Partnership may redeem all or part of the 2021 Notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

July 15 of year ending:	Percentage of Redemption
2016	103.250%
2017	102.167%
2018	101.083%
2019 and thereafter	100.000%
At any time prior to July 15, 2016, the Partnership may also redeem all or part of the 2021 Notes at a price equal to 100% of the principal amount redeemed plus accrued interest and the applicable premium, which equals the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at July 15, 2016 plus (ii) all required interest payments due on the note through July 15, 2016, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
Senior Notes due 2023. In October 2012, the Partnership and Finance Corp. issued $700 million in senior notes that mature on April 15, 2023 (”2023 Notes”). The 2023 Notes bear interest at 5.5% payable semi-annually in arrears on April 15 and October 15, commencing April 15, 2013. The Partnership capitalized $13 million in debt issuance costs that will be amortized to interest expense, net over the term of the 2023 Notes. The proceeds were used to repay borrowings outstanding under the Partnership’s revolving credit facility.
At any time prior to October 15, 2015, up to 35% of the 2023 Notes may be redeemed at a price of 105.5% plus accrued interest. Beginning on October 15 of the years indicated below, the Partnership may redeem all or part of the 2023 Notes at the redemption prices, expressed as percentages of the principal amount, set forth below:

October 15 of year ending:	Percentage of Redemption
2017	102.750%
2018	101.833%
2019	100.917%
2020 and thereafter	100.000%

At any time prior to October 15, 2017, the Partnership may also redeem all or part of the 2023 Notes at a price equal to 100% of the principal amount redeemed plus accrued interest and the applicable premium, which equals the greater of (1) 1% of the principal amount of the note; or (2) the excess of the present value at such redemption date of (i) the redemption price of the note at October 15, 2017 plus (ii) all required interest payments due on the note through October 15, 2017, computed using a discount rate equal to the treasury rate (as defined) as of such redemption date plus 50 basis points, over the principal amount of the note.
Senior Notes Covenants. Upon a change of control, as defined in the indenture, followed by a rating decline within 90 days, each holder of the 2016 Notes, 2018 Notes, 2021 Notes and 2023 Notes (collectively the “Senior Notes”) will be entitled to require the Partnership to purchase all or a portion of its notes at a purchase price of 101% plus accrued interest and liquidated damages, if any. The Partnership’s ability to purchase the notes upon a change of control will be limited by the terms of our debt agreements, including the Partnership’s revolving credit facility. Subsequent to the ETE Acquisition, in 2010, no noteholder exercised this option.
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
If the Senior Notes achieve investment grade ratings by both Moody’s and S&P and no default or event of default has occurred and is continuing, the Partnership will no longer be subject to many of the foregoing covenants. At December 31, 2012, the Partnership was in compliance with these covenants.
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
9. Intangible Assets
Activity related to intangible assets, net consisted of the following:

	Customer Relations	Trade Names	Total
Balance at January 1, 2011	$707	$63	$770
Amortization	(26)	(3)	(29)
Balance at December 31, 2011	681	60	741
Amortization	(26)	(3)	(29)
Balance at December 31, 2012	$655	$57	$712
The average remaining amortization periods for customer relations and trade names are 25 and 17 years, respectively. The expected amortization of the intangible assets for each of the five succeeding years is $29 million.

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
The Partnership's financial assets and liabilities measured at fair value on a recurring basis are derivatives related to commodity swaps, ethane put options, interest rate swaps, and embedded derivatives in the Series A Preferred Units. Derivatives related to commodity swaps, interest rate swaps, and ethane put options are valued using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs such as future interest rates and commodity prices. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk and are classified as Level 2 in the hierarchy. Embedded derivatives related to the Series A Preferred Units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected volatility, and are classified as Level 3 in the hierarchy.
The following table presents the Partnership’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at December 31, 2012			Fair Value Measurement at December 31, 2011
	Fair Value Total	Level 2	Level 3	Fair Value Total	Level 2	Level 3
Assets
Commodity Derivatives:
Natural Gas	$2	$2	$—	$4	$4	$—
Natural Gas Liquids	1	1	—	—	—	—
Condensate	2	2	—	—	—	—
Total Assets	$5	$5	$—	$4	$4	$—
Liabilities
Commodity Derivatives:
Natural Gas Liquids	1	1	—	9	9	—
Condensate	—	—	—	2	2	—
Embedded Derivatives in Series A Preferred Units	25	—	25	39	—	39
Total Liabilities	$26	$1	$25	$50	$11	$39

The following table presents the material unobservable inputs used to estimate the fair value of the embedded derivatives in the Series A Preferred Units:

Unobservable Input	December 31, 2012
Credit Spread	6.49%
Volatility	21.38%
Changes in the Partnership's cost of equity and U.S. Treasury yields would cause a change in the credit spread used to value the embedded derivatives. Changes in the Partnership's historical unit price volatility would cause a change in the volatility used to value the embedded derivatives.

The following table presents the changes in Level 3 derivatives measured on a recurring basis for the years ended December 31, 2012 and 2011. There were no transfers between Level 2 and Level 3 derivatives for the years ended December 31, 2012 and 2011.

Embedded Derivatives in Series A Preferred Units
Balance at January, 2011	$57
Change in fair value	(18)
Balance at December 31, 2011	39
Change in fair value	(14)
Balance at December 31, 2012	$25
The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Long-term debt, other than the senior notes, is comprised of borrowings under which interest accrues under a floating interest rate structure. Accordingly, the carrying value approximates fair value.
The aggregate fair value and carrying amount of our senior notes at December 31, 2012 was $2.13 billion and $1.96 billion, respectively. As of December 31, 2011, the aggregate fair value and carrying amount of our senior notes was $1.44 billion and $1.35 billion, respectively. The fair value of our senior notes is a Level 1 valuation based on third party market value quotations.
11. Leases
The following table is a schedule of future minimum lease payments for office space and certain equipment leased by the Partnership, that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012:

For the year ending December 31,	Operating
2013	$2
2014	1
2015	1
2016	1
2017	1
Thereafter	2
Total minimum lease payments	$8
Total rent expense for operating leases, including those leases with terms of less than one year, was $3 million, $3 million, $3 million and $2 million, during the years ended December 31, 2012 and 2011 and the periods from May 26, 2010 to December 31, 2010 and January 1, 2010 to May 25, 2010, respectively.
12. Commitments and Contingencies
Legal. The Partnership is involved in various claims, lawsuits and audits by taxing authorities incidental to its business. These claims and lawsuits in the aggregate are not expected to have a material adverse effect on the Partnership’s business, financial condition, results of operations or cash flows.
Keyes Litigation. In August 2008, Keyes Helium Company, LLC (“Keyes”) filed suit against RGS, the Partnership, the General Partner and various other subsidiaries. Keyes entered into an output contract with the Partnership's predecessor-in-interest in 1996 under which it purchased all of the helium produced at the Lakin, Kansas processing plant. In September 2004, the Partnership decided to shut down its Lakin plant and contract with a third party for the processing of volumes processed at Lakin; as a result, the Partnership no longer delivered any helium to Keyes. In its suit, Keyes alleges it is entitled to damages for the costs of covering its purchases of helium. On May 7, 2010, the jury rendered a verdict in favor of the Partnership. No damages were awarded to the Plaintiffs. Plaintiffs appealed the verdict and on December 2, 2012, the appellate court affirmed the trial court's judgment. Keyes filed a motion for rehearing of the appellate court's ruling, and the court denied rehearing. Plaintiffs had until February 22, 2013 to seek review before the Texas Supreme Court.

13. Series A Preferred Units
On September 2, 2009, the Partnership issued 4,371,586 Series A Preferred Units at a price of $18.30 per unit, less issuance costs and a 4% discount of $3 million for net proceeds of $77 million, exclusive of the General Partner’s contribution of $2 million. The Series A Preferred Units are convertible to common units under terms described below, and if outstanding, are mandatorily redeemable on September 2, 2029 for $80 million plus all accrued but unpaid distributions thereon (the “Series A Liquidation Value”) and accrued interest. The Series A Preferred Units receive fixed quarterly cash distributions of $0.445 per unit which began with the quarter ending March 31, 2010.
Distributions on the Series A Preferred Units were accrued for the first two quarters (and not paid in cash) and will result in an increase in the number of common units issuable upon conversion. If on any distribution payment date beginning March 31, 2010, the Partnership (1) fails to pay distributions on the Series A Preferred Units, (2) reduces the distributions on the common units to zero and (3) is prohibited by its material financing agreements from paying cash distributions, such distributions shall automatically accrue and accumulate until paid in cash. If the Partnership has failed to pay cash distributions in full for two quarters (whether or not consecutive) from and including the quarter ended on March 31, 2010, then if the Partnership fails to pay cash distributions on the Series A Preferred Units, all future distributions on the Series A Preferred Units that are accrued rather than being paid in cash by the Partnership will consist of the following: (1) $0.35375 per Series A Preferred Unit per quarter, (2) $0.09125 per Series A Preferred Unit per quarter (the “Common Unit Distribution Amount”), payable solely in common units, and (3) $0.09125 per Series A Preferred Unit per quarter (the “PIK Distribution Additional Amount”), payable solely in common units. The total number of common units payable in connection with the Common Unit Distribution Amount or the PIK Distribution Additional Amount cannot exceed $2 million in any period of 20 consecutive fiscal quarters.
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
The Series A Preferred Units are convertible, at the holder’s option, into common units, provided that the holder must request conversion of at least 375,000 Series A Preferred Units. The conversion price will initially be $18.30, subject to adjustment for customary events (such as unit splits). The number of common units issuable is equal to the issue price of the Series A Preferred Units (i.e. $18.30) being converted plus all accrued but unpaid distributions and accrued but unpaid interest thereon (the “Redeemable Face Amount”), divided by the applicable conversion price.
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
Holders may elect to convert Series A Preferred Units to common units at any time. As of December 31, 2012, the Series A Preferred Units were convertible to 4,658,700 common units.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Units for all income statement periods presented. The amount includes the accretion to redemption value of $80 million plus any accrued and unpaid distributions and accrued interest by deducting amounts from partners’ capital over the remaining periods until the mandatory redemption date of September 2, 2029.

	Units	Amount
Balance at January 1, 2011	4,371,586	$71
Accretion to redemption value	—	—
Balance at December 31, 2011	4,371,586	71
Accretion to redemption value	—	2
Balance at December 31, 2012	4,371,586	$73
14. Related Party Transactions
As of December 31, 2012 and 2011, details of the Partnership’s related party receivables and related party payables were as follows:

	December 31, 2012	December 31, 2011
Related party receivables
ETE	$1	$1
HPC	1	1
EPD	N/A	42
Other	2	1
Total related party receivables	$4	$45
Related party payables
ETE	$37	$11
Other	—	2
Total related party payables	$37	$13
__________________

N/A
In January 2012, as described below, EPD sold a significant portion of its ownership in ETE’s common units and currently owns less than 5% of ETE’s outstanding common units. During 2012, EPD was not considered a related party.

Transactions with ETE and its subsidiaries. Under a May 26, 2010 service agreement with Services Co., Services Co. performs certain services for the Partnership. The Partnership pays Services Co.’s direct expenses for these services, plus an annual fee of $10 million, and receives the benefit of any cost savings recognized for these services. The services agreement has a five year term from May 26, 2010 to May 26, 2015, subject to earlier termination rights in the event of a change in control, the failure to achieve certain cost savings for the Partnership or upon an event of default. Also, the Partnership, together with the General Partner and RGS entered into an operation and service agreement (the “Operations Agreement”) with ETC. Under the Operations Agreement, ETC will perform certain operations, maintenance and related services reasonably required to operate and maintain certain facilities owned by the Partnership. Pursuant to the Operations Agreement, the Partnership will reimburse ETC for actual costs and expenses incurred in connection with the provision of these services based on an annual budget agreed-upon by both parties. The Operations Agreement has an initial term of one year and automatically renews on a year-to-year basis upon expiration of the initial term. The Partnership incurred total service fees of $17 million, $17 million and $6 million for the years ended December 31, 2012 and 2011 and during the period from May 26, 2010 to December 31, 2010, respectively.
In conjunction with distributions made by the Partnership to the limited and general partner interests, ETE received cash distributions of $62 million, $57 million and $28 million for the years ended December 31, 2012 and 2011 and during the period from May 26, 2010 to December 31, 2010, respectively. During the period from May 26, 2010 to December 31, 2010, the Partnership received cash of $7 million from ETE, which represents the portion of the amount of the Partnership’s common unit distribution to be paid to ETE for the period of time that those units were not outstanding (April 1, 2010 to May 25, 2010).
The General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its general partner interest. ETE made capital contributions aggregating to $21 million, to maintain the General Partner’s 2% interest in the Partnership for the period from May 26, 2010 to December 31, 2010. No capital contributions were contributed during the years ended December 31, 2012 and 2011, respectively.
In September 2011, the Partnership purchased a 0.1% interest in MEP from ETP for $1 million in cash.

The Partnership’s Gathering and Processing segment, in the ordinary course of business, sells natural gas to subsidiaries of ETE and records the revenue in gas sales. The Partnership’s NGL Services segment, in the ordinary course of business, sells NGLs to subsidiaries of ETE and records the revenue in NGL sales. The Partnership’s Contract Services segment provides contract compression services to ETP and records revenue in gathering, transportation and other fees on the statement of operations. The Partnership’s Contract Services segment sold compression equipment to a subsidiary of ETP for $1 million and $8 million for the years ended December 31, 2012 and 2011, respectively. As these transactions are between entities under common control, partners’ capital was increased, which represented a deemed contribution of the excess sales price over the carrying amounts. The Partnership’s Contract Services segment purchased compression equipment from a subsidiary of ETP for $29 million and $33 million during the years ended December 31, 2012 and 2011, respectively.
Transactions with HPC. Under a Master Services Agreement with HPC, the Partnership operates and provides all employees and services for the operation and management of HPC. For the years ended December 31, 2012 and 2011 and during the periods from May 26, 2010 to December 31, 2010, from January 1, 2010 to May 25, 2010, the related party general and administrative expenses reimbursed to the Partnership were $20 million, $17 million, $10 million and $7 million, respectively, which is recorded in gathering, transportation and other fees on the statements of operations.
The Partnership’s Contract Services segment provides compression services to HPC and records revenue in gathering, transportation and other fees on the statement of operations. The Partnership also receives transportation services from HPC and records the cost as cost of sales.
Transactions with EPD and its subsidiaries. In January 2012, EPD sold a significant portion of its ownership in ETE’s common units, and subsequent to that transaction, owns less than 5% of ETE’s outstanding common units. As such, EPD is no longer considered a related party. During 2011, EPD owned a portion of ETE’s outstanding common units and therefore was considered a related party along with any of its subsidiaries. The Partnership, in the ordinary course of business, sells natural gas and NGLs to subsidiaries of EPD and records the revenue in gas sales and NGL sales. The Partnership also incurs NGL processing fees and transportation fees with subsidiaries of EPD and records these fees as cost of sales.
15. Concentration Risk
The following table provides information about the extent of reliance on major customers and gas suppliers. Total revenues and cost of sales from transactions with an external customer or supplier amounting to 10% or more of revenue or cost of gas and liquids are disclosed below, together with the identity of the reporting segment.

		Successor			Predecessor
	Reportable Segment	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from May 26, 2010 to December 31, 2010	Period from January 1, 2010 to May 25, 2010
Customer
Customer A	Gathering and Processing	$367	$366	$132	$88
Customer B	Gathering and Processing	—	—	*	52
Supplier
Supplier A	Gathering and Processing	171	133	—	—
_______________________

*	Amounts are less than 10% of the total revenue or cost of sales.
The Partnership is a party to various commercial netting agreements that allow it and contractual counterparties to net receivable and payable obligations. These agreements are customary and the terms follow standard industry practice. In the opinion of management, these agreements reduce the overall counterparty risk exposure.

16. Segment Information
During the fourth quarter of 2012, the Partnership realigned the composition of its segments and updated the segment names to reflect the realignment. Accordingly, the Partnership has restated the items of segment information for earlier periods to reflect this new segment alignment.
The Partnership has five reportable segments: Gathering and Processing, Natural Gas Transportation, NGL Services, Contract Services, and Corporate. The reportable segments are as described below:
Gathering and Processing. The Partnership provides “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs from the raw natural gas and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems. This segment also includes the Partnership's 33.33% membership interest in Ranch JV, which processes natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas.
Natural Gas Transportation. The Partnership owns a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets, a 50% membership interest in MEP, which owns an interstate natural gas pipeline with approximately 500 miles stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama. This segment also includes Gulf States, which owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.
NGL Services. The Partnership owns a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including pipelines, storage, fractionation and processing facilities located in the states of Texas, Mississippi and Louisiana.
Contract Services. The Partnership owns and operates a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. The Partnership also owns and operates a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management.
Corporate. The Corporate segment comprises the Partnership’s corporate offices.
The Partnership accounts for intersegment revenues as if the revenues were to third parties, exclusive of certain cost of capital charges.
Management evaluates the performance of each segment and makes capital allocation decisions through the separate consideration of segment margin and operation and maintenance expenses. Segment margin, for the Gathering and Processing and the Natural Gas Transportation segments is defined as total revenues, including service fees, less cost of sales. In the Contract Services segment, segment margin is defined as revenues less direct costs.
Management believes segment margin is an important measure because it directly relates to volume, commodity price changes, revenue generating horsepower and revenue generating gallons per minute. Operation and maintenance expenses are a separate measure used by management to evaluate performance of field operations. Direct labor, insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of operation and maintenance expenses. These expenses fluctuate depending on the activities performed during a specific period. The Partnership does not deduct operation and maintenance expenses from total revenues in calculating segment margin because management separately evaluates commodity volume and price changes in segment margin. The Partnership does not record segment margin for its investments in unconsolidated affiliates (HPC, MEP, Lone Star and Ranch JV) because it records its ownership percentages of their net income as income from unconsolidated affiliates in accordance with the equity method of accounting.

Results for each period, together with amounts related to each segment are shown below:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010
External Revenue
Gathering and Processing	$1,136	$1,226	$607	$439
Natural Gas Transportation	1	1	—	—
NGL Services	—	—	—	—
Contract Services	183	190	99	59
Corporate	19	17	10	7
Eliminations	—	—	—	—
Total	$1,339	$1,434	$716	$505
Intersegment Revenue
Gathering and Processing	$—	$—	$—	$—
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	21	17	14	9
Corporate	—	—	—	—
Eliminations	(21)	(17)	(14)	(9)
Total	$—	$—	$—	$—
Cost of Sales
Gathering and Processing	$857	$993	$497	$353
Natural Gas Transportation	(1)	(2)	(3)	(1)
NGL Services	—	—	—	—
Contract Services	15	22	10	6
Corporate	—	—	—	—
Eliminations	—	—	—	—
Total	$871	$1,013	$504	$358
Segment Margin
Gathering and Processing	$279	$233	$110	$86
Natural Gas Transportation	2	3	3	1
NGL Services	—	—	—	—
Contract Services	189	185	103	62
Corporate	19	17	10	7
Eliminations	(21)	(17)	(14)	(9)
Total	$468	$421	$212	$147
Operation and Maintenance
Gathering and Processing	$121	$98	$54	$33
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	1	—
Contract Services	66	66	37	24
Corporate	—	—	—	—
Eliminations	(21)	(17)	(14)	(9)
Total	$166	$147	$78	$48
Depreciation and Amortization
Gathering and Processing	$108	$87	$46	$25
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	86	78	29	16
Corporate	7	4	1	1
Eliminations	—	—	—	—
Total	$201	$169	$76	$42

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010
Income from Unconsolidated Affiliates
Gathering and Processing	$(1)	$—	$—	$—
Natural Gas Transportation	71	92	54	16
NGL Services	44	28	—	—
Contract Services	—	—	—	—
Corporate	—	—	—	—
Eliminations	—	—	—	—
Total	$114	$120	$54	$16
Expenditures for Long-Lived Assets
Gathering and Processing	$272	$282	$93	$44
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	164	120	62	18
Corporate	—	4	4	2
Eliminations	—	—	—	—
Total	$436	$406	$159	$64

			December 31, 2012	December 31, 2011
Assets
Gathering and Processing			$2,244	$1,960
Natural Gas Transportation			1,232	1,297
NGL Services			948	629
Contract Services			1,672	1,621
Corporate			61	61
Eliminations			—	—
Total			$6,157	$5,568
Investment in Unconsolidated Affiliates
Gathering and Processing			$35	$—
Natural Gas Transportation			1,231	1,296
NGL Services			948	629
Contract Services			—	—
Corporate			—	—
Eliminations			—	—
Total			$2,214	$1,925
Goodwill
Gathering and Processing			$313	$313
Natural Gas Transportation			—	—
NGL Services			—	—
Contract Services			477	477
Corporate			—	—
Eliminations			—	—
Total			$790	$790

The table below provides a reconciliation of total segment margin to net income (loss) from continuing operations before income taxes:

	Successor				Predecessor
	Year Ended December 31, 2012		Year Ended December 31, 2011	Period from Acquisition (May 26, 2010) to December 31, 2010	Period from January 1, 2010 to May 25, 2010
Total segment margin	$468		$421	$212	$147
Operation and maintenance	(166)		(147)	(78)	(48)
General and administrative	(63)		(67)	(44)	(37)
(Loss) gain on assets sales, net	(3)		2	—	—
Depreciation and amortization	(201)		(169)	(76)	(42)
Income from unconsolidated affiliates	114		120	54	16
Interest expense, net	(122)		(103)	(48)	(35)
Loss on debt refinancing, net	(8)		—	(16)	(2)
Other income and deductions, net	30	*	17	(8)	(4)
Income (loss) from continuing operations before income taxes	$49		$74	$(4)	$(5)
__________________

*	Other income and deductions, net for the year ended December 31, 2012, included a one-time producer payment of $16 million related to an assignment of certain contracts.
17. Equity-Based Compensation
In December 2011, the Partnership’s unitholders approved the Regency Energy Partners LP 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”), which provides for awards of options to purchase the Partnership’s common units; awards of the Partnership’s restricted units, phantom units and common units; awards of distribution equivalent rights; awards of common unit appreciation rights; and other unit-based awards to employees, directors and consultants of the Partnership and its affiliates and subsidiaries. The 2011 Incentive Plan will be administered by the Compensation Committee of the board of directors, which may, in its sole discretion, delegate its powers and duties under the 2011 Incentive Plan to the Chief Executive Officer. Up to 3,000,000 of the Partnership’s common units may be granted as awards under the 2011 Incentive Plan, with such amount subject to adjustment as provided for under the terms of the 2011 Incentive Plan.
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
LTIP compensation expense of $5 million, $3 million, $2 million and $12 million is recorded in general and administrative expense in the statement of operations for the years ended December 31, 2012, December 31, 2011 and for the periods from May 26, 2010 to December 31, 2010 and from January 1, 2010 to May 25, 2010, respectively. In 2010, upon the change of control from GE EFS to ETE, all then non-vested restricted and phantom units, exclusive of the May 7, 2010 phantom unit grants described below, vested during the predecessor period and the Partnership recorded a one-time general and administrative charge of $10 million as a result of such unit vesting.

Common Unit Options. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. Upon the exercise of the common unit options, the Partnership intends to settle these obligations with new issues of common units on a net basis. The common unit options activity for the years ended December 31, 2012, 2011, and 2010 is as follows:

2012
Common Unit Options	Units	Weighted Average Exercise Price
Outstanding at the beginning of period	156,850	$21.99
Forfeited or expired	(300)	23.73
Outstanding at end of period	156,550	21.96
Exercisable at the end of the period	156,550
2011
Common Unit Options	Units	Weighted Average Exercise Price
Outstanding at the beginning of period	201,950	$21.93
Exercised	(38,300)	20.84
Forfeited or expired	(6,800)	26.72
Outstanding at end of period	156,850	21.99
Exercisable at the end of the period	156,850
2010
Common Unit Options	Units	Weighted Average Exercise Price
Outstanding at the beginning of period	306,651	$21.50
Exercised	(100,200)	20.60
Forfeited or expired	(4,501)	23.73
Outstanding at end of period	201,950	21.93
Exercisable at the end of the period	201,950
The common unit options have an intrinsic value of less than $1 million related to non-vested units with a weighted average contractual term of 3.4 years. Intrinsic value is the closing market price of a unit less the option strike price, multiplied by the number of unit options outstanding as of the end of the period presented. Unit options with an exercise price greater than the end of the period closing market price are excluded.
Restricted (Non-Vested) Units. The fair value of each restricted (non-vested) unit is determined using the grant date closing price of the Partnership’s common units. All outstanding restricted units vested on May 25, 2010, and the Partnership did not issue any additional restricted units during the remainder of 2010, 2011 or 2012. Restricted (non-vested) common unit activity for the year ended December 31, 2010 is as follows:

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
In December 2012, the Partnership awarded 495,375 phantom units to senior management and certain key employees. These awards are service condition (time-based) grants that vest over the next five years on a cliff basis; by vesting 60% at the end of the third year of service and vesting the remaining 40% at the end of the fifth year of service. Also during 2012, 8,250 phantom units were awarded to senior management and key employees as service condition (time-based) grants that generally vest ratably over the next five years. Distributions on the phantom units (including non-vested units) will be paid concurrent with the Partnership’s distribution for common units.
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
The following table presents phantom unit activity for the years ended December 31, 2012, 2011 and 2010:

2012
Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	1,086,393	$24.51
Service condition grants	503,625	21.39
Vested service condition	(223,258)	24.71
Vested market condition	(10,200)	19.52
Forfeited service condition	(120,868)	24.85
Forfeited market condition	(4,350)	19.52
Total outstanding at end of period	1,231,342	23.22
2011
Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	742,517	$23.61
Service condition grants	596,320	24.55
Vested service condition	(142,520)	24.73
Vested market condition	(8,550)	19.52
Forfeited service condition	(88,474)	24.99
Forfeited market condition	(12,900)	19.52
Total outstanding at end of period	1,086,393	24.51

2010
Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	301,700	$8.63
Service condition grants	716,200	24.72
Market condition grants	148,500	11.89
Vested service condition	(166,173)	11.63
Vested market condition	(200,610)	5.85
Forfeited service condition	(18,787)	20.18
Forfeited market condition	(38,313)	11.43
Total outstanding at end of period	742,517	23.61
The Partnership expects to recognize $25 million of compensation expense related to non-vested phantom units over a period of 5 years.
18. Quarterly Financial Data (Unaudited)

2012	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Operating revenues	$355	$314	$312	$358
Operating (loss) income	(3)	5	23	10
Net (loss) income attributable to Regency Energy Partners LP	(9)	(2)	29	28
Earnings per common units:
Basic net (loss) income per common unit	(0.08)	(0.04)	0.14	0.15
Diluted net (loss) income per common unit	(0.08)	(0.04)	0.10	0.14

2011	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Operating revenues	$370	$390	$357	$317
Operating income	13	14	5	8
Net income attributable to Regency Energy Partners LP	13	30	15	14
Earnings per common units:
Basic net income per common unit	0.06	0.18	0.08	0.08
Diluted net income per common unit	0.06	0.09	0.07	0.07