Form 10-Q
period 2013-09-30
Regency Energy Partners LP
filed 2013-11-07
CIK 1338613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The issuer had 210,714,852 common units and 6,274,483 Class F common units outstanding as of November 1, 2013.

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

Grey Ranch	A 50% joint venture between SUGS and a subsidiary of Sandridge Energy
Gulf States	Gulf States Transmission LLC, a wholly-owned subsidiary of the Partnership
Holdco	ETP Holdco Corporation
HPC	RIGS Haynesville Partnership Co., a general partnership, and its wholly-owned subsidiary, Regency Intrastate Gas LP
IDRs	Incentive Distribution Rights
Lone Star	Lone Star NGL LLC
LTIP	Long-Term Incentive Plan
MBbls	One thousand barrels
MEP	Midcontinent Express Pipeline LLC
MMBtu	One million BTUs. BTU is a unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
NGLs	Natural gas liquids, including ethane, propane, normal butane, iso butane and natural gasoline
NYMEX	New York Mercantile Exchange
NMED	New Mexico Environmental Department
Partnership	Regency Energy Partners LP
PEPL Holdings	PEPL Holdings, LLC, a wholly-owned subsidiary of Southern Union
PVR	PVR Partners, L.P.
Ranch JV	Ranch Westex JV LLC
Regency Western	Regency Western G&P LLC, an indirectly wholly owned subsidiary of the Partnership
RGS	Regency Gas Services LP, a wholly-owned subsidiary of the Partnership
RIGS	Regency Intrastate Gas System
SEC	Securities and Exchange Commission
Senior Notes	The collective of 2018 Notes, 2020 Notes, 2021 Notes, 2023 5.5% Notes and 2023 4.5% Notes
Series A Preferred Units	Series A convertible redeemable preferred units
Services Co.	ETE Services Company, LLC
Southern Union	Southern Union Company
SUGS	Southern Union Gathering Company LLC
TCEQ	Texas Commission on Environmental Quality
WTI	West Texas Intermediate Crude

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
Other factors that could cause our actual results to differ from our projected results are discussed in Item 1A of our December 31, 2012 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Regency Energy Partners LP
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$12	$53
Trade accounts receivable, net	60	115
Accrued revenues	214	107
Related party receivables	18	8
Other current assets	63	57
Total current assets	367	340
Property, plant and equipment:
Property, plant and equipment	4,812	4,086
Less accumulated depreciation	(570)	(400)
Property, plant and equipment, net	4,242	3,686
Other Assets:
Investment in unconsolidated affiliates	2,081	2,214
Other, net of accumulated amortization of debt issuance costs of $22 and $17	58	43
Total other assets	2,139	2,257
Intangible assets, net of accumulated amortization of $99 and $77	690	712
Goodwill	1,128	1,128
TOTAL ASSETS	$8,566	$8,123
LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
Current Liabilities:
Drafts payable	$17	$10
Trade accounts payable	134	122
Accrued cost of gas and liquids	163	133
Related party payables	57	95
Accrued interest	52	30
Other current liabilities	45	82
Deferred revenues	15	17
Total current liabilities	483	489
Long-term derivative liabilities	23	25
Other long-term liabilities	38	39
Long-term debt, net	2,976	2,157
Commitments and contingencies
Series A preferred units, redemption amounts of $37 and $85	32	73
Partners’ capital and noncontrolling interest:
Common units	3,990	3,207
Class F common units	145	—
General partner interest	783	326
Predecessor equity	—	1,733
Accumulated other comprehensive loss	—	(3)
Total partners’ capital	4,918	5,263
Noncontrolling interest	96	77
Total partners’ capital and noncontrolling interest	5,014	5,340
TOTAL LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST	$8,566	$8,123

See accompanying notes to condensed consolidated financial statements

Regency Energy Partners LP
Condensed Consolidated Statements of Operations
(in millions except unit data and per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Gas sales, including related party amounts of $22, $14, $56 and $29	$213	$141	$600	$330
NGL sales, including related party amounts of $11, $—, $23 and $24	286	267	766	709
Gathering, transportation and other fees, including related party amounts of $6, $9, $20 and $23	147	101	405	297
Net realized and unrealized (loss) gain from derivatives	(10)	1	—	20
Other	29	17	73	57
Total revenues	665	527	1,844	1,413
OPERATING COSTS AND EXPENSES
Cost of sales, including related party amounts of $8, $12, $35 and $25	477	369	1,309	959
Operation and maintenance, including related party amounts of $—, $2, $— and $21	78	61	220	159
General and administrative, including related party amounts of $2, $4, $9 and $13	13	21	64	78
(Gain) loss on asset sales, net	(1)	—	1	2
Depreciation and amortization	74	71	207	193
Total operating costs and expenses	641	522	1,801	1,391
OPERATING INCOME	24	5	43	22
Income from unconsolidated affiliates	37	21	103	87
Interest expense, net	(41)	(29)	(119)	(86)
Loss on debt refinancing, net	—	—	(7)	(8)
Other income and deductions, net	24	1	3	26
INCOME (LOSS) BEFORE INCOME TAXES	44	(2)	23	41
Income tax expense (benefit)	2	(1)	(1)	(1)
NET INCOME (LOSS)	$42	$(1)	$24	$42
Net income attributable to noncontrolling interest	(3)	(1)	(4)	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO REGENCY ENERGY PARTNERS LP	$39	$(2)	$20	$40
Amounts attributable to Series A preferred units	1	2	5	7
General partner’s interest, including IDRs	3	2	8	7
Beneficial conversion feature for Class F units	2	—	3	—
Pre-acquisition loss from SUGS allocated to predecessor equity	—	—	(36)	(15)
Limited partners’ interest in net income (loss)	$33	$(6)	$40	$41
Basic and diluted net income (loss) per common unit:
Amount allocated to common units	$33	$(6)	$40	$41
Weighted average number of common units outstanding	209,559,854	170,264,621	191,334,032	166,368,178
Basic income (loss) per common unit	$0.16	$(0.04)	$0.21	$0.25
Diluted income (loss) per common unit	$0.05	$(0.04)	$0.21	$0.22
Distributions per common unit	$0.47	$0.46	$1.395	$1.38
Amount allocated to Class F units due to beneficial conversion feature	$2	$—	$3	$—
Total number of Class F units outstanding	6,274,483	—	6,274,483	—
Income per Class F unit due to beneficial conversion feature	$0.27	$—	$0.45	$—

See accompanying notes to condensed consolidated financial statements

Regency Energy Partners LP
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$42	$(1)	$24	$42
Other comprehensive income (loss):
Net cash flow hedge amounts reclassified to earnings	—	(6)	—	(6)
Change in fair value of cash flow hedges	—	(6)	—	5
Total other comprehensive loss	—	(12)	—	(1)
Comprehensive income (loss)	42	(13)	24	41
Comprehensive income attributable to noncontrolling interest	3	1	4	2
Comprehensive income (loss) attributable to Regency Energy Partners LP	$39	$(14)	$20	$39

See accompanying notes to condensed consolidated financial statements

Regency Energy Partners LP
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$24	$42
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and amortization, including debt issuance cost amortization and bond premium write-off and amortization	211	197
Income from unconsolidated affiliates	(103)	(87)
Derivative valuation changes	3	(11)
Loss on asset sales, net	1	2
Unit-based compensation expenses	5	3
Cash flow changes in current assets and liabilities:
Trade accounts receivable, accrued revenues and related party receivables	(73)	9
Other current assets and other current liabilities	(26)	53
Trade accounts payable, accrued cost of gas and liquids, related party payables and deferred revenues	103	(33)
Distributions of earnings received from unconsolidated affiliates	108	92
Cash flow changes in other assets and liabilities	128	(11)
Net cash flows provided by operating activities	381	256
INVESTING ACTIVITIES:
Capital expenditures	(762)	(380)
Capital contributions to unconsolidated affiliates	(125)	(273)
Distributions in excess of earnings of unconsolidated affiliates	232	50
Acquisitions, net of cash received	(463)	—
Proceeds from asset sales	13	22
Net cash flows used in investing activities	(1,105)	(581)
FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit facility, net	(15)	363
Proceeds from issuances of senior notes	1,000	—
Redemptions of senior notes	(163)	(88)
Debt issuance costs	(24)	(1)
Drafts payable	8	(6)
Partner distributions and distributions on unvested unit awards	(282)	(240)
Common unit offering, net of issuance costs	—	297
Common units issued under equity distribution program, net of costs	149	15
Distributions to Series A preferred units	(5)	(6)
Contributions from noncontrolling interest	15	24
Contributions from previous parent	—	2
Net cash flows provided by financing activities	683	360
Net change in cash and cash equivalents	(41)	35
Cash and cash equivalents at beginning of period	53	1
Cash and cash equivalents at end of period	$12	$36

Supplemental cash flow information:
Accrued capital expenditures	$70	$29
Accrued capital contribution to unconsolidated affiliate	$—	$13
Issuance of Class F and common units in connection with SUGS acquisition	$961	$—

See accompanying notes to condensed consolidated financial statements

Regency Energy Partners LP
Condensed Consolidated Statement of Partners' Capital and Noncontrolling Interest
(in millions)
(unaudited)

	Regency Energy Partners LP
	Common Units	Class F Common Units	General Partner Interest	Predecessor Equity	AOCI	Noncontrolling Interest	Total
Balance - December 31, 2012	$3,207	$—	$326	$1,733	$(3)	$77	$5,340
Contribution of net investment to the Partnership	—	—	1,925	(1,928)	3	—	—
Issuance of common units in connection with the SUGS Acquisition, net of costs	819	—	(819)	—	—	—	—
Issuance of Class F common units in connection with the SUGS Acquisition, net of costs	—	142	(142)	—	—	—	—
Contribution of assets between entities under common control below historical cost	—	—	(504)	231	—	—	(273)
Common units issued under equity distribution program, net of costs	149	—	—	—	—	—	149
Conversion of Series A Preferred Units for common units	41	—	—	—	—	—	41
Unit-based compensation expenses	5	—	—	—	—	—	5
Partner distributions	(269)	—	(11)	—	—	—	(280)
Distributions on unvested unit awards	(2)	—	—	—	—	—	(2)
Contributions from noncontrolling interest	—	—	—	—	—	15	15
Net income (loss)	45	3	8	(36)	—	4	24
Distributions to Series A Preferred Units	(5)	—	—	—	—	—	(5)
Balance - September 30, 2013	$3,990	$145	$783	$—	$—	$96	$5,014

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
The common units and Class F common units related to the SUGS Acquisition were issued in a private placement conducted in accordance with the exemption from registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2) thereof. The Class F common units will convert into common units on a one-for-one basis in May 2015.
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

The following table presents the revenues and net income for the previously separate entities and the combined amounts presented herein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013 (1)	2012
Revenues:
Partnership	$665	$313	$1,576	$983
SUGS	—	214	268	430
Combined	$665	$527	$1,844	$1,413

Net income (loss):
Partnership	$42	$(1)	$60	$57
SUGS	—	—	(36)	(15)
Combined	$42	$(1)	$24	$42

(1)	The SUGS Acquisition closed on April 30, 2013. Therefore, amounts attributable to SUGS only include four months of activity for the nine months ended September 30, 2013.
PVR Acquisition. On October 10, 2013, the Partnership announced that it entered into a merger agreement with PVR (“PVR Acquisition”) pursuant to which, the Partnership intends to propose to acquire PVR. This acquisition will be a unit-for-unit transaction plus a one-time $40 million cash payment to PVR unitholders which represented total consideration of $5.6 billion, including the assumption of net debt of $1.8 billion. The holders of PVR common units, PVR Class B Units and PVR Special Units (“PVR Unit(s)”) will receive 1.02 Partnership common units in exchange for each PVR Unit held on the applicable record date. The transaction is subject to the approval of PVR’s unitholders, Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.
The PVR Acquisition will enhance the Partnership’s geographic diversity with a strategic presence in the Marcellus and Utica shales in the Appalachian Basin and the Granite Wash shale in the Mid-Continent region.
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
Derivative Financial Instruments. Derivative transactions are recognized in the accompanying consolidated balance sheet at their fair value. On the date the derivative contract is entered into, SUGS designated the derivative as a hedge of a forecasted transaction or the variability of cash flows to be received or paid in conjunction with a recognized asset or liability (a cash flow hedge). The effective portion of changes in fair value is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet until the related hedge items impact earnings. Any ineffective portion of a cash flow hedge is reported in current period earnings. Fair value is determined based upon quoted market prices and pricing models using assumptions that market participants would use. All outstanding SUGS derivative transactions as of April 30, 2013 were terminated upon acquisition by the Partnership.
Asset Retirement Obligations. Legal obligations associated with the retirement of long-lived assets are recorded at fair value at the time the obligations are incurred, if a reasonable estimate of fair value can be made. Present value techniques are used which reflect assumptions such as removal and remediation costs, inflation,  and profit margins that third parties would demand to settle the amount of the future obligation. The Partnership does not include a market risk premium for unforeseeable circumstances in its fair value estimates because such a premium cannot be reliably estimated. Upon initial recognition of the liability, costs are capitalized as a part of the long-lived asset and allocated to expense over the useful life of the related asset. The liability is accreted to its present value each period with accretion being recorded to operating expense with a corresponding increase in the carrying amount of the liability. The ARO assets and liabilities as of September 30, 2013 and December 31, 2012 were $5 million.
Environmental. The Partnership’s operations are subject to federal, state and local laws and rules and regulations regarding water quality, hazardous and solid waste management, air quality control and other environmental matters. These laws, rules and regulations require the Partnership to conduct its operations in a specified manner and to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with applicable environmental laws, rules and regulations may expose the Partnership to significant fines, penalties and/or interruptions in its operations. The Partnership’s environmental policies and procedures are designed to achieve compliance with such applicable laws and regulations. These evolving laws and regulations and claims for damages to property, employees, other persons and the environment resulting from current or past operations may result in significant expenditures and liabilities in the future.

Income Taxes. The Partnership is generally not subject to income taxes, except as discussed below, because its income is taxed directly to its partners. The Partnership is subject to the gross margins tax enacted by the state of Texas. The Partnership has two wholly-owned subsidiaries that are subject to income tax and provides for deferred income taxes using the asset and liability method. Accordingly, deferred taxes are recorded for differences between the tax and book basis that will reverse in future periods. The Partnership’s deferred tax liabilities of $21 million and $23 million as of September 30, 2013 and December 31, 2012, respectively, relate to the difference between the book and tax basis of property, plant and equipment and intangible assets and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Partnership follows the guidance for uncertainties in income taxes where a liability for an unrecognized tax benefit is recorded for a tax position that does not meet the “more likely than not” criteria. The Partnership has not recorded any uncertain tax positions meeting the more likely than not criteria as of September 30, 2013 and December 31, 2012. The Partnership also recognized deferred income tax benefit of $5 million offset by a $4 million state deferred tax expense for the nine months ended September 30, 2013.

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

2. Partners’ Capital and Distributions

Predecessor equity included on the condensed consolidated statement of partners’ capital and noncontrolling interest represents SUGS Member’s capital prior to the acquisition date (April 30, 2013).

Beneficial Conversion Feature. The Partnership issued 6,274,483 Class F common units in connection with the SUGS Acquisition. At the commitment date (February 27, 2013), the sales price of $23.91 per unit represented a $2.19 discount from the fair value of the Partnership’s common units as of April 30, 2013. Under FASB ASC 470-20, “Debt with Conversion and Other Options,” the discount represents a beneficial conversion feature that is treated as a non-cash distribution for purposes of calculating earnings per unit. The beneficial conversion feature is reflected in income per unit using the effective yield method over the period the Class F common units are outstanding, as indicated on the statement of operations in the line item entitled “beneficial conversion feature for Class F common units.” The Class F common units are convertible to common units on a one-for-one basis on May 8, 2015.

Units Activity. The change in common and Class F units during the nine months ended September 30, 2013 was as follows:

	Common		Class F
Balance - December 31, 2012	170,951,457		—
Issuance of common units under LTIP, net of forfeitures and tax withholding	35,615		—
Issuance of common units under the Equity Distribution Agreement	5,712,138		—
Issuance of common units in exchange for conversion of Series A preferred units	2,629,223		—
Issuance of common units and Class F common units in connection with SUGS Acquisition	31,372,419	(1)	6,274,483	(2)
Balance - September 30, 2013	210,700,852		6,274,483

(1)	ETE has agreed to forgo IDR payments on the Partnership common units issued with the SUGS Acquisition for twenty-four months post-transaction closing.

(2)	The Class F common units are not entitled to participate in the Partnership’s distributions or earnings for twenty-four months post-transaction closing.
Equity Distribution Agreement. During the nine months ended September 30, 2013, the Partnership received net proceeds of $149 million from units issued pursuant to an Equity Distribution Agreement with Citi, which were used for general partnership purposes. As of September 30, 2013, $34 million remains available to be issued under this agreement.
Quarterly Distributions of Available Cash. Following are distributions declared by the Partnership subsequent to December 31, 2012:

Quarter Ended	Record Date	Payment Date	Cash Distributions (per common unit)
December 31, 2012	February 7, 2013	February 14, 2013	$0.460
March 31, 2013	May 6, 2013	May 13, 2013	$0.460
June 30, 2013	August 5, 2013	August 14, 2013	$0.465
September 30, 2013	November 4, 2013	November 14, 2013	$0.470
3. Income (Loss) per Common Unit
The following tables provide a reconciliation of the numerator and denominator of the basic and diluted earnings per common unit computations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	Income (Numerator)	Units (Denominator)	Per-Unit Amount	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Basic income (loss) per unit
Amounts allocated to common units	$33	209,559,854	$0.16	$(6)	170,264,621	$(0.04)
Effect of Dilutive Securities:
Common unit options	—	32,489		—	—
Phantom units *	—	435,606		—	—
Series A preferred units	(23)	2,047,571		—	—
Diluted income (loss) per unit	$10	212,075,520	$0.05	$(6)	170,264,621	$(0.04)

	Nine Months Ended September 30,
	2013			2012
	Income (Numerator)	Units (Denominator)	Per-Unit Amount	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Basic income per unit
Amounts allocated to common units	$40	191,334,032	$0.21	$41	166,368,178	$0.25
Effect of Dilutive Securities:
Common unit options	—	23,931		—	13,113
Phantom units *	—	351,811		—	320,452
Series A preferred units	—	—		(3)	4,651,884
Diluted income per unit	$40	191,709,774	$0.21	$38	171,353,627	$0.22

*	Amount assumes maximum conversion rate for market condition awards.
The following data show securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the periods presented:

	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012
Common unit options	—	9,147
Phantom units	—	313,378
Series A preferred units	2,047,571	4,651,884
4. Investment in Unconsolidated Affiliates
As of September 30, 2013, the Partnership has a 49.99% general partner interest in HPC, a 50% membership interest in MEP, a 30% membership interest in Lone Star, a 33.33% membership interest in Ranch JV, and a 50% interest in Grey Ranch. The carrying value of the Partnership’s investment in each of the unconsolidated affiliates as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
HPC	$448	$650
MEP	556	581
Lone Star	1,040	948
Ranch JV	36	35
Grey Ranch	1	—
	$2,081	$2,214
The following tables summarize the Partnership’s investment activities in each of the unconsolidated affiliates for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	HPC (1)	MEP	Lone Star	Ranch JV
Contributions to unconsolidated affiliates	$—	$—	$51	$1
Distributions from unconsolidated affiliates	(196)	(18)	(16)	(1)
Share of earnings of unconsolidated affiliates’ net income	9	11	18	—
Amortization of excess fair value of investment	(1)	—	—	—

	Three Months Ended September 30, 2012
	HPC	MEP	Lone Star	Ranch JV
Contributions to unconsolidated affiliates	$—	$—	$78	$10
Distributions from unconsolidated affiliates	(16)	(18)	(21)	—
Share of earnings of unconsolidated affiliates’ net income	3	10	9	—
Amortization of excess fair value of investment	(1)	—	—	—

	Nine Months Ended September 30, 2013
	HPC (1)	MEP	Lone Star	Ranch JV
Contributions to unconsolidated affiliates	$—	$—	$100	$2
Distributions from unconsolidated affiliates	(226)	(56)	(56)	(1)
Share of earnings of unconsolidated affiliates’ net income	28	31	48	—
Amortization of excess fair value of investment	(4)	—	—	—

	Nine Months Ended September 30, 2012
	HPC	MEP	Lone Star	Ranch JV
Contributions to unconsolidated affiliates	$—	$—	$253	$33
Distributions from unconsolidated affiliates	(46)	(56)	(39)	—
Share of earnings of unconsolidated affiliates’ net income	28	31	32	—
Amortization of excess fair value of investment	(4)	—	—	—

(1) The Partnership received a non-recurring return of capital of $185 million from HPC in September 2013. HPC entered into a $500 million 5-year revolving credit facility in September 2013. Concurrent with the closing of this facility, HPC borrowed $370 million to fund a non-recurring return of capital to the partners. The Partnership pledged its 49.99% equity interest in Regency Intrastate Gas LP. The amounts outstanding under this facility was $445 million as of September 30, 2013. The Partnership’s contingent obligations with respect to the outstanding borrowings under this facility was $222 million at September 30, 2013.
The following tables present selected income statement data for each of the unconsolidated affiliates, on a 100% basis, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV
Total revenues	$38	$66	$537	$4
Operating income	19	34	61	1
Net income	18	21	61	1

	Three Months Ended September 30, 2012
	HPC	MEP	Lone Star	Ranch JV
Total revenues	$42	$65	$165	$—
Operating income (loss)	21	33	31	(1)
Net income (loss)	6	21	31	(1)

	Nine Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV
Total revenues	$116	$194	$1,320	$10
Operating income	58	101	162	2
Net income	56	63	160	2

	Nine Months Ended September 30, 2012
	HPC	MEP	Lone Star	Ranch JV
Total revenues	$130	$196	$490	$—
Operating income (loss)	71	101	110	(1)
Net income (loss)	55	63	110	(1)
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
The Partnership has swap contracts that settle against certain NGLs, condensate and natural gas market prices. On January 1, 2012, the Partnership de-designated its swap contracts and began accounting for these contracts using the mark-to-market method of accounting. As of December 31, 2012, SUGS had outstanding receive-fixed natural gas price swaps that were accounted for as cash flow hedges, with the effective portion of changes in their fair value recorded in AOCI and reclassified into revenues in the same periods during which the forecasted natural gas sales impact earnings. As of April 30, 2013, in connection with the SUGS Acquisition, these outstanding hedges were terminated.
Interest Rate Risk. The Partnership is exposed to variable interest rate risk as a result of borrowings under its revolving credit facility. As of September 30, 2013, the Partnership had $176 million of outstanding borrowings exposed to variable interest rate risk.
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
The Partnership is exposed to credit risk from its derivative contract counterparties. The Partnership does not require collateral from these counterparties. The Partnership deals primarily with financial institutions when entering into financial derivatives, and utilizes master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of September 30, 2013 would be $7 million, which would be reduced by $2 million, due to the netting features. The Partnership has elected to present assets and liabilities under master netting agreements gross on the condensed consolidated balance sheets.
Embedded Derivatives. The Series A preferred units contain embedded derivatives which are required to be bifurcated and accounted for separately, such as the holders’ conversion option and the Partnership’s call option. These embedded derivatives are accounted for using mark-to-market accounting. The Partnership does not expect the embedded derivatives to affect its cash flows.

The Partnership’s derivative assets and liabilities, including credit risk adjustments, as of September 30, 2013 and December 31, 2012 are detailed below:

	Assets		Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives designated as cash flow hedges:
Current amounts
Commodity contracts	$—	$—	$—	$5
Total cash flow hedging instruments	$—	$—	$—	$5
Derivatives not designated as cash flow hedges:
Current amounts
Commodity contracts	$6	$4	$5	$1
Long-term amounts
Commodity contracts	1	1	—	—
Embedded derivatives in Series A preferred units	—	—	23	25
Total derivatives	$7	$5	$28	$31

The Partnership’s statements of operations for the three and nine months ended September 30, 2013 and 2012 were impacted by derivative instruments activities as follows:

		Three Months Ended September 30,
		2013	2012
Derivatives in cash flow hedging relationships:		Change in Value Recognized in AOCI on Derivatives (Effective Portion)
Commodity derivatives		$—	$(6)

Derivatives in cash flow hedging relationships:	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
Commodity derivatives	Revenues	$—	$6

Derivatives not designated in a hedging relationship:	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity derivatives	Revenues	$(10)	$(5)
Embedded derivatives in Series A preferred units	Other income & deductions, net	24	2
		$14	$(3)

		Nine Months Ended September 30,
		2013	2012
Derivatives in cash flow hedging relationships:		Change in Value Recognized in AOCI on Derivatives (Effective Portion)
Commodity derivatives		$—	$5

Derivatives in cash flow hedging relationships:	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
Commodity derivatives	Revenues	$—	$12

Derivatives not designated in a hedging relationship:	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Amortized from AOCI into Income
Commodity derivatives	Revenues	$—	$(6)

Derivatives not designated in a hedging relationship:	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity derivatives	Revenues	$—	$14
Embedded derivatives in Series A preferred units	Other income & deductions, net	2	10
		$2	$24
6. Long-term Debt
Obligations in the form of senior notes and borrowings under the revolving credit facility are as follows:

	September 30, 2013	December 31, 2012
Senior notes	$2,800	$1,965
Revolving loans	176	192
Total	2,976	2,157
Less: current portion	—	—
Long-term debt	$2,976	$2,157
Availability under revolving credit facility:
Total credit facility limit	$1,200	$1,150
Revolving loans	(176)	(192)
Letters of credit	(15)	(12)
Total available	$1,009	$946

Long-term debt maturities as of September 30, 2013 for each of the next five years are as follows:

Years Ending December 31,	Amount
2013 (remainder)	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	2,976
Total	$2,976

Revolving Credit Facility
The weighted average interest rate on the total amounts outstanding under the Partnership’s revolving credit facility was 2.19% as of September 30, 2013.
In May 2013, RGS entered into the Sixth Amended and Restated Credit Agreement to increase the commitment to $1.2 billion with a $300 million uncommitted incremental facility and extended the maturity date to May 21, 2018. The material differences between the Fifth and Sixth Amended and Restated Credit Agreement include:

•	A 75 bps decrease in pricing, with an additional 50 bps decrease upon the achievement of an investment grade rating;

•
No limitation on the maximum amount that the loan parties may invest in joint ventures existing on the date of the credit agreement so long as the Partnership is in pro forma compliance with the financial covenants;

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
The new credit agreement and the guarantees are senior to the Partnership’s and the guarantors’ secured obligations, including the Series A preferred units. As of September 30, 2013, the Partnership was in compliance with all of the financial covenants contained within the new credit agreement.
The Partnership treated the May 2013 amendment of the revolving credit facility as a modification of an existing revolving credit agreement and, therefore, wrote off debt issuance costs of less than $1 million to interest expense, net in the period from January 1, 2013 to September 30, 2013. In addition, the Partnership capitalized $7 million of loan fees which is being amortized over the remaining term.
4.5% Senior Notes Due 2023
In April 2013, in conjunction with financing the SUGS Acquisition, the Partnership and Finance Corp. issued $600 million senior notes in a private placement (the “2023 4.5% Notes”). The 2023 4.5% Notes bear interest at 4.5% payable semi-annually in arrears on May 1 and November 1, commencing November 1, 2013 and mature on November 1, 2023.
At any time prior to August 1, 2023, the Partnership may redeem some or all of the 2023 4.5% Notes at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after August 1, 2023, the Partnership may redeem some or all of the 2023 4.5% Notes at a price equal to 100% plus accrued interest.
9.375% Senior Notes Due 2016
In June 2013, the Partnership redeemed all of the $163 million outstanding 9.375% Senior Notes due 2016 for $178 million cash, inclusive of accrued and unpaid interest of $7 million and other fees and expenses.
5.75% Senior Notes Due 2020
In September 2013, the Partnership and Finance Corp. issued $400 million senior notes due September 1, 2020 (the “2020 Notes”). The 2020 Notes bear interest at 5.75% payable semi-annually on March 1 and September 1, commencing March 1, 2014, and mature on September 1, 2020.
At any time prior to June 1, 2020, the Partnership may redeem some or all of the 2020 Notes at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after June 1, 2020, the Partnership may redeem some or all of the 2020 Notes at a price equal to 100% plus accrued interest.
Covenants
Upon a change of control, as defined in the indentures, followed by a ratings decline within 90 days, each holder of the 2023 4.5% Notes and the 2020 Notes will be entitled to require us to purchase all or a portion of its notes at a purchase price of 101% of the principal amount plus accrued interest and liquidated damages, if any. Our ability to purchase the notes upon a change of control will be limited by the terms of our debt agreements, including our revolving credit facility.

The 2023 4.5% Notes and the 2020 Notes contain various covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur additional indebtedness;

•	pay distributions on, or repurchase or redeem our equity interests;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates; and

•	sell assets or consolidate or merge with or into other companies.
At September 30, 2013, the Partnership was in compliance with all covenants.
If the 2023 4.5% Notes and the 2020 Notes achieve investment grade ratings by both Moody’s and S&P and no default or event of default has occurred and is continuing, we will no longer be subject to many of the foregoing covenants.
The 2023 4.5% Notes and the 2020 Notes are jointly and severally guaranteed by all of our consolidated subsidiaries, other than Finance Corp. and a minor subsidiary. The senior notes and guarantees are unsecured and rank equally with all of our and the guarantors’ existing and future unsecured obligations. The senior notes and the guarantees will be senior in right of payment to any of our and the guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the notes and the guarantees. The senior notes and the guarantees will be effectively subordinated to our and the guarantors’ secured obligations, including our revolving credit facility, to the extent of the value of the assets securing such obligations.
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
Four putative class action lawsuits challenging the merger have been filed, two in the Court of Chancery of the State of Delaware: (i) David Naiditch v. PVR Partners, L.P., et al. (Case No. 9015-VCL); and (ii) Robert P. Frutkin v. Edward B. Cloues II, et al. (Case No. 9020-VCL), and two in the Court of Common Pleas for Delaware County, Pennsylvania: (i) Charles Monatt v. PVR Partners, LP, et al. (Case No. 2013-10606); and [(ii) Steven Keene v. James L. Gardner, et al. (Case No. 2013-010723)]. All of the cases name PVR, PVR GP and the current directors of PVR GP, as well as the Partnership, the General Partner and RVP LLC, a subsidiary of the Partnership (collectively, the "Regency Defendants"), as defendants. Each of the lawsuits has been brought by a purported unitholder of PVR, both individually and on behalf of a putative class consisting of public unitholders of PVR. The lawsuits generally allege, among other things, that the directors of PVR GP breached their fiduciary duties to unitholders of PVR by agreeing to a transaction with inadequate consideration and unfair terms and pursuant to an inadequate process. The lawsuits allege further that PVR GP and the Regency Defendants aided and abetted the directors of PVR GP in the alleged breach of their fiduciary duties. The Naiditch and Monatt lawsuits allege further that PVR also aided and abetted the directors of PVR GP in the alleged breach of their fiduciary duties. The lawsuits seek, in general, (i) injunctive relief enjoining the transactions contemplated by the merger agreement, (ii) in the event the merger is consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs’ costs, including reasonable attorneys’ and experts’ fees, (iv) the accounting by the defendants to plaintiffs for all damages caused by the defendants, and (v) such further relief as the court deems just and proper. Similar actions may be filed in the future.
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

The table below reflects the environmental liabilities recorded at September 30, 2013 and December 31, 2012. Except as described above, the Partnership does not have any material environmental remediation matters assessed as reasonably possible that would require disclosure in the financial statements.

	September 30, 2013	December 31, 2012
Current	$2	$5
Noncurrent	7	7
Total environmental liabilities	$9	$12
The Partnership recorded expenditures related to environmental remediation of $4 million for the nine months ended September 30, 2013.
Air Quality Control. The Partnership is currently negotiating settlements to certain enforcement actions by the NMED and the TCEQ. The TCEQ recently initiated a state-wide emissions inventory for the sulfur dioxide emissions from sites with reported emissions of 10 tons per year or more. If this data demonstrates that any source or group of sources may cause or contribute to a violation of the National Ambient Air Quality Standards, they must be sufficiently controlled to ensure timely attainment of the standard. This may potentially affect three recovery units in Texas. It is unclear at this time how the NMED will address the sulfur dioxide standard.
Compliance Orders from the NMED. SUGS has been in discussions with the NMED concerning allegations of violations of New Mexico air regulations related to the Jal #3 and Jal #4 facilities. Hearings on the COs were delayed until March 2014 to allow the parties to pursue substantive settlement discussions. The Partnership has meritorious defenses to the NMED claims and can offer significant mitigating factors to the claimed violations. The Partnership has recorded a liability of less than $1 million related to the claims and will continue to assess its potential exposure to the allegations as the matters progress.
CDM Sales Tax Audit. CDM Resource Management LLC (“CDM”), a subsidiary of the Partnership, has historically claimed the manufacturing exemption from sales tax in Texas, as is common in the industry. The exemption is based on the fact that CDM’s natural gas compression equipment is used in the process of treating natural gas for ultimate use and sale. In a recent audit by the Texas Comptroller’s office, the Comptroller has challenged the applicability of the manufacturing exemption to CDM. The period being audited is from August 2006 to August 2007, and liability for that period is potentially covered by an indemnity obligation from CDM’s prior owners. CDM may also have liability for periods since 2008, and prospectively, if the Comptroller’s challenge is ultimately successful. An audit of the 2008 period has commenced. In April 2013, an independent audit review agreed with the Comptroller’s position. While CDM continues to disagree with this position and intends to seek redetermination and other relief, we are unable to predict the final outcome of this matter.
In addition to the matters discussed above, the Partnership is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business.
8. Series A Preferred Units
In July 2013, certain holders of Series A Preferred Units exercised their right to convert 2,459,017 Series A Preferred Units into common units. Concurrent with this transaction, the Partnership recognized a $26 million gain in other income and deductions, net, related to the embedded derivative and reclassified $41 million from the Series A Preferred Units into common units. As of September 30, 2013, the remaining Series A Preferred Units were convertible into 2,047,571 common units, and if outstanding, are mandatorily redeemable on September 2, 2029 for $35 million plus all accrued but unpaid distributions and interest thereon. The Series A Preferred Units receive fixed quarterly cash distributions of $0.445 per unit if outstanding on the record dates of the Partnership’s common unit distributions. Holders can elect to convert Series A Preferred Units into common units at any time in accordance with the partnership agreement.

The following table provides a reconciliation of the beginning and ending balances of the Series A Preferred Units for the nine months ended September 30, 2013:

	Units	Amount
Outstanding at beginning of period	4,371,586	$73
Series A Preferred Units converted into common units	(2,459,017)	(41)
Accretion to redemption value	N/A	—
Outstanding at end of period	1,912,569	$32	*

* This amount will be accreted to $35 million plus any accrued but unpaid distributions and interest by deducting amounts from partners’ capital over the remaining periods until the mandatory redemption date of September 2, 2029.
9. Related Party Transactions
As of September 30, 2013 and December 31, 2012, details of the Partnership’s related party receivables and related party payables were as follows:

	September 30, 2013	December 31, 2012
Related party receivables
HPC	$1	$1
ETE and its subsidiaries	17	5
Ranch JV	—	2
Total related party receivables	$18	$8

Related party payables
HPC	$1	$1
ETE and its subsidiaries	56	94
Total related party payables	$57	$95
Transactions with ETE and its subsidiaries. Under the service agreement with Services Co., the Partnership paid Services Co.’s direct expenses for services performed, plus an annual fee of $10 million, and received the benefit of any cost savings recognized for these services. The service agreement had a five year term which was to expire May 26, 2015, subject to earlier termination rights in the event of a change in control, the failure to achieve certain cost savings for the Partnership or upon an event of default. On April 30, 2013, in conjunction with the SUGS Acquisition, the Partnership entered into the first amendment (the “Services Agreement Amendment”) to the Services Agreement, effective as of May 26, 2010, by and among the Partnership, ETE and Services Co. The Services Agreement Amendment provided for a waiver of the $10 million annual fee effective as of May 1, 2013 through and including April 30, 2015 and clarified the scope and expenses chargeable as direct expenses thereunder.
On April 30, 2013, the Partnership entered into the second amendment (the “Operation and Service Amendment”) to the Operation and Service Agreement (the “Operation and Service Agreement”), by and among the Partnership, ETC, the General Partner and RGS. Under the Operation and Service Agreement, ETC performs certain operations, maintenance and related services reasonably required to operate and maintain certain facilities owned by the Partnership, and the Partnership reimburses ETC for actual costs and expenses incurred in connection with the provision of these services based on an annual budget agreed upon by both parties. The Operation and Service Agreement Amendment describes the services that ETC will provide in the future.
The Partnership incurred total service fees related to the agreements described above from ETE and its subsidiaries of $2 million and $4 million for the three months ended September 30, 2013 and 2012, respectively, and $9 million and $13 million for the nine months ended September 30, 2013 and 2012, respectively.
In conjunction with distributions by the Partnership to the limited and general partner interests, ETE received cash distributions of $16 million for each of the three months ended September 30, 2013 and 2012, and $47 million and $46 million for the nine months ended September 30, 2013 and 2012, respectively.
The Partnership’s Gathering and Processing segment, in the ordinary course of business, sells natural gas and NGLs to subsidiaries of ETE and records the revenue in gas sales and NGL sales. The Partnership recorded $5 million for NGL sales to Lone Star under a short-term agreement during the three months ended September 30, 2013, and is included in the $17 million related party receivable from ETE and its subsidiaries. The Partnership’s Contract Services segment provides contract compression and treating services to subsidiaries of ETE and records revenue in gathering, transportation and other fees. The Partnership’s Contract Services segment purchased compression equipment from a subsidiary of ETE for $39 million and $76 million for the three and nine months ended September 30, 2013.
Transactions with Southern Union. Prior to April 30, 2013, Southern Union provided certain administrative services for SUGS that were either based on SUGS’s pro-rata share of combined net investment, margin and certain expenses or direct costs incurred by Southern Union on the behalf of SUGS. Southern Union also charged a management and royalty fee to SUGS for certain management support services provided by Southern Union on the behalf of SUGS and for the use of certain Southern Union trademarks, trade names and service marks by SUGS. These administrative services are no longer being provided subsequent to the SUGS Acquisition.

Transactions with HPC. Under a Master Services Agreement with HPC, the Partnership operates and provides all employees and services for the operation and management of HPC. The related party general and administrative expenses reimbursed to the Partnership were $4 million and $5 million for the three months ended September 30, 2013 and 2012, respectively, and $14 million each of the nine months ended September 30, 2013 and 2012, which are recorded in gathering, transportation and other fees.
The Partnership’s Contract Services segment provides compression services to HPC and records revenues in gathering, transportation and other fees. The Partnership also receives transportation services from HPC and records it as cost of sales.
10. Segment Information
During the fourth quarter of 2012, the Partnership realigned the composition of its segments and updated the segment names to reflect the realignment. Accordingly, the Partnership has restated the items of segment information for the three and nine months ended September 30, 2012 to reflect this new segment alignment.
The Partnership has five reportable segments: Gathering and Processing, Natural Gas Transportation, NGL Services, Contract Services, and Corporate. The reportable segments are as described below:

•
Gathering and Processing. The Partnership provides “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs from the raw natural gas and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems. This segment also includes ELG and the Partnership’s 33.33% membership interest in Ranch JV, which processes natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in west Texas. The Partnership completed the SUGS Acquisition on April 30, 2013; therefore, the Gathering and Processing segment amounts have been retrospectively adjusted to reflect the SUGS Acquisition beginning March 26, 2012.

•
Natural Gas Transportation. The Partnership owns a 49.99% general partner interest in HPC, which owns RIGS, a 450- mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets, and a 50% membership interest in MEP, which owns a 500-mile interstate natural gas pipeline stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama. This segment also includes Gulf States, which owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.

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

Results for each segment are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
External Revenues
Gathering and Processing	$603	$475	$1,671	$1,262
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	58	47	159	137
Corporate	4	5	14	14
Eliminations	—	—	—	—
Total	$665	$527	$1,844	$1,413
Intersegment Revenues
Gathering and Processing	$—	$—	$—	$—
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	4	5	11	15
Corporate	—	—	—	—
Eliminations	(4)	(5)	(11)	(15)
Total	$—	$—	$—	$—
Segment Margin
Gathering and Processing	$136	$110	$383	$314
Natural Gas Transportation	—	—	—	1
NGL Services	—	—	—	—
Contract Services	52	48	149	140
Corporate	4	5	14	14
Eliminations	(4)	(5)	(11)	(15)
Total	$188	$158	$535	$454
Operation and Maintenance
Gathering and Processing	$63	$50	$177	$125
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	19	16	53	49
Corporate	—	—	1	—
Eliminations	(4)	(5)	(11)	(15)
Total	$78	$61	$220	$159

The table below provides a reconciliation of total segment margin to (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total segment margin	$188	$158	$535	$454
Operation and maintenance	(78)	(61)	(220)	(159)
General and administrative	(13)	(21)	(64)	(78)
Gain (loss) on asset sales, net	1	—	(1)	(2)
Depreciation and amortization	(74)	(71)	(207)	(193)
Income from unconsolidated affiliates	37	21	103	87
Interest expense, net	(41)	(29)	(119)	(86)
Loss on debt refinancing, net	—	—	(7)	(8)
Other income and deductions, net	24	1	3	26	*
Income (loss) before income taxes	$44	$(2)	$23	$41
__________________

*	Other income and deductions, net for the nine months ended September 30, 2012 included a one-time producer payment of $16 million related to an assignment of certain contracts.
The tables below provide amounts reflected in the consolidated balance sheet for each segment:

Total Assets	September 30, 2013	December 31, 2012
Gathering and Processing	$4,631	$4,210
Natural Gas Transportation	1,005	1,232
NGL Services	1,040	948
Contract Services	1,812	1,672
Corporate	78	61
Total	$8,566	$8,123

Investment in Unconsolidated Affiliates	September 30, 2013	December 31, 2012
Gathering and Processing	$37	$35
Natural Gas Transportation	1,004	1,231
NGL Services	1,040	948
Total	$2,081	$2,214
11. Equity-Based Compensation
The Partnership’s LTIP for its employees, directors and consultants authorizes grants up to 5,865,584 common units. LTIP compensation expense of $2 million and $1 million was recorded in general and administrative expense for the three months ended September 30, 2013 and 2012, respectively, and $5 million and $3 million for the nine months ended September 30, 2013 and 2012, respectively.

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
The following table presents phantom units activity for the nine months ended September 30, 2013:

Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,231,342	$23.22
Service condition grants	52,360	25.30
Vested service condition	(45,158)	24.34
Forfeited service condition	(25,900)	23.29
Forfeited market condition	(44,397)	19.52
Outstanding at end of period	1,168,247	$23.41
The Partnership expects to recognize $20 million of compensation expense related to non-vested phantom units over a weighted-average period of 3.5 years.
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
The following table presents the Partnership’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2013			Fair Value Measurements at December 31, 2012
	Fair Value Total	Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value Total	Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Commodity Derivatives:
Natural Gas	$6	$6	$—	$2	$2	$—
NGLs	1	1	—	1	1	—
Condensate	—	—	—	2	2	—
Total Assets	$7	$7	$—	$5	$5	$—
Liabilities
Commodity Derivatives:
Natural Gas	$1	$1	$—	$5	$5	$—
NGLs	2	2	—	1	1	—
Condensate	2	2	—	—	—	—
Embedded derivatives in Series A preferred units	23	—	23	25	—	25
Total Liabilities	$28	$5	$23	$31	$6	$25

The following table presents the material unobservable inputs used to estimate the fair value of the embedded derivatives in the Series A preferred units:

Unobservable Input	September 30, 2013
Credit Spread	6.39%
Volatility	19.96%
Changes in the Partnership’s cost of equity and U.S. Treasury yields would cause a change in the credit spread used to value the embedded derivatives. Changes in the Partnership’s historical unit price volatility would cause a change in the volatility used to value the embedded derivatives.
The following table presents the changes in Level 3 derivatives measured on a recurring basis for the nine months ended September 30, 2013. There were no transfers between the fair value hierarchy levels for the nine months ended September 30, 2013.

Embedded Derivatives in Series A Preferred Units
Net liability balance at December 31, 2012	$25
Change in fair value, net of gain at conversion of $26 million	(2)
Net liability balance at September 30, 2013	$23
The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Long-term debt, other than the senior notes, is comprised of borrowings under which interest accrues under a floating interest rate structure. Accordingly, the carrying value approximates fair value.
The aggregate fair value and carrying amount of the Senior Notes at September 30, 2013 were $2.8 billion. As of December 31, 2012, the aggregate fair value and carrying amount of the Senior Notes was $2.1 billion and $2 billion, respectively. The fair value of the Senior Notes is a Level 1 valuation based on third party market value quotations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollar amounts are in millions)
The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with (i) our historical condensed consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2012.
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
RECENT DEVELOPMENTS.
SUGS Acquisition. On April 30, 2013, we and Regency Western acquired SUGS from Southern Union, a wholly owned subsidiary of Holdco, for $1.5 billion. We financed the acquisition by issuing to Southern Union 31,372,419 of our common units and 6,274,483 recently created Class F common units. The Class F common units are not entitled to participate in the Partnership’s distributions for twenty-four months post-transaction closing. The remaining $600 million, less $107 million of closing adjustments, was paid in cash. In addition, ETE agreed to forgo IDR payments on the common units issued with this transaction for the twenty-four months post-transaction closing and to suspend the $10 million annual management fee paid by us for two years post-transaction close.
The SUGS Acquisition expands our presence in the Permian Basin in west Texas, one of the most prolific, high growth, oil and liquids-rich basins in North America.

The common units and Class F common units related to the SUGS Acquisition were issued in a private placement conducted in accordance with the exemption from registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2) thereof. The Class F common units will convert into common units on a one-for-one basis in May 2015.
The cash portion of the SUGS Acquisition was funded from the proceeds of senior notes issued by the Partnership on April 30, 2013 in a private placement. PEPL Holdings provided a guarantee of collection with respect to the payment of the principal amounts of the senior notes issued by the Partnership.
We accounted for the acquisition in a manner similar to the pooling of interest method of accounting, as it was a transaction between commonly controlled entities. Under this method of accounting, we reflected historical balance sheet data for us and SUGS instead of reflecting the fair market value of SUGS assets and liabilities from the date of acquisition forward. We retrospectively adjusted our financial statements to include the balances and operations of SUGS beginning March 26, 2012 (the date upon which common control began).
PVR Acquisition. On October 10, 2013, we announced that we entered into a merger agreement with PVR (“PVR Acquisition”) pursuant to which, we intend to propose to acquire PVR. This acquisition will be a unit-for-unit transaction plus a one-time $40 million cash payment to PVR unitholders which represented total consideration of $5.6 billion, including the assumption of net debt of $1.8 billion. The holders of PVR common units, PVR Class B Units and PVR Special Units (“PVR Unit(s)”) will receive 1.02 Partnership common units in exchange for each PVR Unit held on the applicable record date. The transaction is subject to the approval of PVR’s unitholders, Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.
The PVR Acquisition will enhance our geographic diversity with a strategic presence in the Marcellus and Utica shales in the Appalachian Basin and the Granite Wash shale in the Mid-Continent region.
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

•
Natural Gas Transportation. We own a 49.99% general partner interest in HPC, which owns RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets, and a 50% membership interest in MEP, which owns a 500-mile interstate natural gas pipeline stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama. This segment also includes Gulf States, which owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.

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
The following table presents a reconciliation of EBITDA and adjusted EBITDA to net cash flows provided by operating activities and to net income for the Partnership:

	Nine Months Ended September 30,
Reconciliation of “Adjusted EBITDA” to net cash flows provided by operating activities and net income	2013	2012
Net cash flows provided by operating activities	$381	$256
Add (deduct):
Depreciation and amortization, including debt issuance cost amortization and bond premium write-off and amortization	(211)	(197)
Income from unconsolidated affiliates	103	87
Derivative valuation change	(3)	11
Loss on asset sales, net	(1)	(2)
Unit-based compensation expenses	(5)	(3)
Trade accounts receivable, accrued revenues and related party receivables	73	(9)
Other current assets and other current liabilities	26	(53)
Trade accounts payable, accrued cost of gas and liquids, related party payables and deferred revenues	(103)	33
Distributions of earnings received from unconsolidated affiliates	(108)	(92)
Cash flow changes in other assets and liabilities	(128)	11
Net income	24	42
Add (deduct):
Interest expense, net	119	86
Depreciation and amortization expense	207	193
Income tax benefit	(1)	(1)
EBITDA	349	320
Add (deduct):
Partnership’s interest in unconsolidated affiliates’ adjusted EBITDA	188	171
Income from unconsolidated affiliates	(103)	(87)
Non-cash gain from commodity and embedded derivatives	—	(17)
Loss on debt extinguishment	7	8
Other expense, net	5	3
Adjusted EBITDA	$446	$398

The following tables present reconciliations of net income to adjusted EBITDA for our unconsolidated affiliates, on a 100% basis, and the Partnership’s interest in adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV	Total
Net income	$56	$63	$160	$2
Add:
Depreciation and amortization	27	52	61	4
Interest expense, net	2	38	—	—
Other expenses, net	—	—	2	—
Adjusted EBITDA	85	153	223	6
Ownership interest	49.99%	50%	30%	33.33%
Partnership’s interest in adjusted EBITDA	$42	$77	$67	$2	$188
	Nine Months Ended September 30, 2012
	HPC	MEP	Lone Star	Ranch JV	Total
Net income (loss)	$55	$63	$110	$(1)
Add:
Depreciation and amortization	28	52	38	—
Impairment of property, plant, and equipment	14	—	—	—
Interest expense, net	2	38	—	—
Other expenses, net	1	—	—	—
Adjusted EBITDA	100	153	148	(1)
Ownership interest	49.99%	50%	30%	33.33%
Partnership’s interest in adjusted EBITDA	$50	$77	$44	$—	$171
The following table presents a reconciliation of total segment margin and adjusted total segment margin to net income (loss) for the three and nine months ended September 30, 2013 and 2012 for the Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$42	$(1)	$24	$42
Add (deduct):
Operation and maintenance	78	61	220	159
General and administrative	13	21	64	78
(Gain) loss on asset sales, net	(1)	—	1	2
Depreciation and amortization	74	71	207	193
Income from unconsolidated affiliates	(37)	(21)	(103)	(87)
Interest expense, net	41	29	119	86
Loss on debt refinancing, net	—	—	7	8
Other income and deductions, net	(24)	(1)	(3)	(26)
Income tax expense (benefit)	2	(1)	(1)	(1)
Total segment margin	188	158	535	454
Add (deduct):
Non-cash gain from commodity derivatives	9	9	2	(7)
Segment margin related to noncontrolling interest	(4)	(1)	(8)	(4)
Segment margin related to ownership percentage in Ranch JV	1	—	3	—
Adjusted total segment margin	$194	$166	$532	$443

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

	Three Months Ended September 30,
	2013	2012	Change	Percent
Total revenues	$665	$527	$138	26%
Cost of sales	477	369	(108)	29
Total segment margin (1)	188	158	30	19
Operation and maintenance	78	61	(17)	28
General and administrative	13	21	8	38
Gain on asset sales, net	(1)	—	1	100
Depreciation and amortization	74	71	(3)	4
Operating income	24	5	19	380
Income from unconsolidated affiliates	37	21	16	76
Interest expense, net	(41)	(29)	(12)	41
Other income and deductions, net	24	1	23	2,300
Income (loss) before income taxes	44	(2)	46	2,300
Income tax expense (benefit)	2	(1)	(3)	100
Net income (loss)	42	(1)	43	4,300
Net income attributable to noncontrolling interest	(3)	(1)	(2)	200
Net income (loss) attributable to Regency Energy Partners LP	$39	$(2)	$41	2,050
Gathering and processing segment margin	$136	$110	$26	24
Non-cash gain from commodity derivatives	9	9	—	—
Segment margin related to noncontrolling interest	(4)	(1)	(3)	300
Segment margin related to ownership percentage in Ranch JV	1	—	1	100
Adjusted gathering and processing segment margin	142	118	24	20
Contract services segment margin (2)	52	48	4	8
Corporate segment margin	4	5	(1)	20
Intersegment eliminations (2)	(4)	(5)	1	20
Adjusted total segment margin	$194	$166	$28	17%
__________________

(1)	For a reconciliation of total segment margin to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the reconciliation provided above.

(2)
Contract Services segment margin includes intersegment revenues of $4 million and $5 million for the three months ended September 30, 2013 and 2012, respectively. These intersegment revenues were eliminated upon consolidation.

Net Income Attributable to Regency Energy Partners LP. We had a net income of $39 million for the three months ended September 30, 2013 compared to net loss of $2 million for the three months ended September 30, 2012. The major components of this change were as follows:

•	$30 million increase in total segment margin primarily due to increased volumes in south and west Texas in our Gathering and Processing segment;

•	$8 million decrease in general and administrative expense primarily due to a decrease in employee expenses and the management fee paid to ETE and employee expenses;

•	$16 million increase in income from unconsolidated subsidiaries primarily related to our investment in Lone Star; and

•
$23 million increase in other income and deductions primarily due to a non-cash mark-to-market gain of the embedded derivative related to the Series A preferred units for the three months ended September 30, 2013; offset by

•
$17 million increase in operation and maintenance expense primarily due to increases in plant and pipeline maintenance and materials expenses and employee expenses primarily due to organic growth in south and west Texas;

•	$12 million increase in interest expense, net primarily due to the issuance of $700 million 5.5% senior notes issued in October 2012 and $600 million 4.5% senior notes issued in April 2013; and

•	$3 million increase in depreciation and amortization primarily due to the completion of various organic growth projects.
Adjusted Total Segment Margin. Adjusted total segment margin increased to $194 million in the three months ended September 30, 2013 from $166 million in the three months ended September 30, 2012. The major components of this change were as follows:

•
Adjusted Gathering and Processing segment margin increased to $142 million during the three months ended September 30, 2013 from $118 million for the three months ended September 30, 2012 primarily due to volume growth in south and west Texas and north Louisiana. Total Gathering and Processing throughput increased to 2,178,000 MMBtu/d during the three months ended September 30, 2013 from 1,950,000 MMBtu/d during the three months ended September 30, 2012. Total NGL gross production increased to 96,700 Bbls/d during the three months ended September 30, 2013 from 78,000 Bbls/d during the three months ended September 30, 2012;

•
Contract Services segment margin increased to $52 million in the three months ended September 30, 2013 from $48 million for the three months ended September 30, 2012. As of September 30, 2013 and 2012, total revenue generating horsepower was 1,014,000 and 873,000, inclusive of 40,000 and 88,000, respectively, of revenue generating horsepower utilized by our Gathering and Processing segment; and

•
Intersegment eliminations decreased to $4 million in the three months ended September 30, 2013 from $5 million in the three months ended September 30, 2012. The decrease was primarily due to a decrease in intersegment revenue between the Gathering and Processing segment and the Contract Services segment associated with certain assets in south Texas.

Operation and Maintenance. Operation and maintenance expense increased to $78 million in the three months ended September 30, 2013 from $61 million during the three months ended September 30, 2012. The change was primarily due to the following:

•	$12 million increase in employee expenses related to organic growth in south and west Texas;

•	$4 million increase in pipeline and plant maintenance and materials expenses primarily due to organic growth in south and west Texas; and

•	$4 million increase in ad valorem and other taxes; offset by

•	$3 million decrease in environmental and other services.
General and Administrative. General and administrative expense decreased to $13 million in the three months ended September 30, 2013 from $21 million during the three months ended September 30, 2012. The change was primarily due to the following:

•	$6 million decrease related to a reduction in headcount; and

•	$3 million decrease in the management fee paid to ETE as a result of a two year holiday of this fee which began on April 30, 2013.
Depreciation and Amortization. Depreciation and amortization expense increased to $74 million in the three months ended September 30, 2013 from $71 million in the three months ended September 30, 2012, primarily due to the completion of various organic growth projects since October 2012.

Income from Unconsolidated Affiliates. Income from unconsolidated affiliates increased to $37 million for the three months ended September 30, 2013 from $21 million for the three months ended September 30, 2012. The schedule below summarizes the components of income from unconsolidated affiliates and our ownership interest for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV	Total
Net income	$18	$21	$61	$1
Ownership interest	49.99%	50%	30%	33.33%
Share of unconsolidated affiliates’ net income	9	11	18	—
Less: Amortization of excess fair value of unconsolidated affiliates	(1)	—	—	—
Income from unconsolidated affiliates	$8	$11	$18	$—	$37
	Three Months Ended September 30, 2012
	HPC	MEP	Lone Star	Ranch JV	Total
Net income (loss)	$6	$21	$31	$(1)
Ownership interest	49.99%	50%	30%	33.33%
Share of unconsolidated affiliates’ net income	3	10	9	—
Less: Amortization of excess fair value of unconsolidated affiliates	(1)	—	—	—
Income from unconsolidated affiliates	$2	$10	$9	$—	$21
HPC’s net income increased to $18 million for the three months ended September 30, 2013 from $6 million for the three months ended September 30, 2012, primarily due the absence of a non-cash asset impairment charge related to its surplus equipment in the three months ended September 2012, offset by the expiration of certain contracts that were not renewed, as well as a customer declaring bankruptcy on April 1, 2013. We expect that the annual impact resulting from the loss of this customer, if we are unable to replace the firm commitment contract, would be a reduction of approximately $5 million in net income. MEP’s net income was $21 million for the three months ended September 30, 2013 and 2012. Lone Star’s net income increased to $61 million for the three months ended September 30, 2013 from $31 million for the three months ended September 30, 2012, primarily due to the addition of the West Texas Gateway NGL Pipeline and Lone Star Fractionator I placed into service in December 2012.
The following table presents operational data for each of our unconsolidated affiliates for the three months ended September 30, 2013 and 2012:

		Three Months Ended September 30,
	Operational data	2013	2012
HPC	Throughput (MMBtu/d)	697,000	827,000
MEP	Throughput (MMBtu/d)	1,279,000	1,392,000
Lone Star	NGL Transportation — Total Volumes (Bbls/d)	172,000	132,000
	Refinery — Geismar Throughput (Bbls/d)	12,000	11,000
	Fractionation — Throughput Volume (Bbls/d)	72,000	*
Ranch JV	Throughput (MMBtu/d) **	76,000	863
__________________

*	Fractionator I began operations in December 2012.

**	Ranch JV began operations in June 2012.
Interest Expense, Net. Interest expense, net increased to $41 million for the three months ended September 30, 2013 from $29 million for the three months ended September 30, 2012, primarily due to the interest related to our $700 million 5.5% senior notes issued in October 2012, as well as the interest related to our $600 million 4.5% senior notes issued April 30, 2013 in connection with the SUGS Acquisition.

Other Income and Deductions, Net. Other income and deductions, net increased to a gain of $24 million in the three months ended September 30, 2013 from a gain of $1 million in the three months ended September 30, 2012, primarily due to a $26 million non-cash gain of the embedded derivative related to the Series A preferred units in September 2013 resulting from the conversion of a portion of the outstanding Series A preferred units in September 2013.
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012	Change	Percent
Total revenues	$1,844	$1,413	$431	31%
Cost of sales	1,309	959	(350)	36
Total segment margin (1)	535	454	81	18
Operation and maintenance	220	159	(61)	38
General and administrative	64	78	14	18
Loss on asset sales, net	1	2	1	50
Depreciation and amortization	207	193	(14)	7
Operating income	43	22	21	95
Income from unconsolidated affiliates	103	87	16	18
Interest expense, net	(119)	(86)	(33)	38
Loss on debt refinancing, net	(7)	(8)	1	13
Other income and deductions, net	3	26	(23)	88
Income before income taxes	23	41	(18)	44
Income tax benefit	(1)	(1)	—	—
Net income	24	42	(18)	43
Net income attributable to noncontrolling interest	(4)	(2)	(2)	100
Net income attributable to Regency Energy Partners LP	$20	$40	$(20)	50
Gathering and processing segment margin	$383	$314	$69	22
Non-cash gain (loss) from commodity derivatives	2	(7)	9	129
Segment margin related to noncontrolling interest	(8)	(4)	(4)	100
Segment margin related to ownership percentage in Ranch JV	3	—	3	100
Adjusted gathering and processing segment margin	380	303	77	25
Natural gas transportation segment margin	—	1	(1)	100
Contract services segment margin (2)	149	140	9	6
Corporate segment margin	14	14	—	—
Intersegment eliminations (2)	(11)	(15)	4	27
Adjusted total segment margin	$532	$443	$89	20%
__________________

(1)	For a reconciliation of total segment margin to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the reconciliation provided above.

(2)
Contract Services segment margin includes intersegment revenues of $11 million and $15 million for the nine months ended September 30, 2013 and 2012, respectively. These intersegment revenues were eliminated upon consolidation.

Net (Loss) Income Attributable to Regency Energy Partners LP. We had a net income of $20 million for the nine months ended September 30, 2013 compared to net income of $40 million for the nine months ended September 30, 2012. The major components of this change were as follows:

•
$81 million increase in total segment margin primarily due to increased volumes in south and west Texas in our Gathering and Processing segment and nine months contribution from the SUGS assets in 2013 versus six months contribution in 2012;

•
$14 million decrease in general and administrative expense primarily due to the elimination of the amount allocated to the SUGS assets by the previous owner, employee expenses and the management fee paid to ETE; and

•	$16 million increase in income from unconsolidated subsidiaries primarily due to our investment in Lone Star; offset by

•
$61 million increase in operation and maintenance expense primarily due to nine months of activity from the SUGS assets in 2013 versus six months in 2012, organic growth in south and west Texas and ad valorem taxes;

•	$33 million increase in interest expense, net primarily due to the issuance of $700 million 5.5% senior notes issued in October 2012, and $600 million 4.5% senior notes issued in April 2013;

•
$23 million decrease in other income and deductions, net primarily due to an $8 million decrease in the non-cash mark-to-market gain on the embedded derivative related to the Series A preferred units and the absence of a $16 million one-time producer payment received in March 2012 related to an assignment of certain contracts; and

•	$14 million increase in depreciation and amortization primarily related to ongoing growth projects.
Adjusted Total Segment Margin. Adjusted total segment margin increased to $532 million in the nine months ended September 30, 2013 from $443 million in the nine months ended September 30, 2012. The major components of this change were as follows:

•
Adjusted Gathering and Processing segment margin increased to $380 million during the nine months ended September 30, 2013 from $303 million for the nine months ended September 30, 2012 primarily due to volume growth in south and west Texas and north Louisiana and nine months contribution from the SUGS assets in 2013 versus six months contribution in 2012. Total Gathering and Processing throughput increased to 2,116,000 MMBtu/d during the nine months ended September 30, 2013 from 1,721,000 MMBtu/d during the nine months ended September 30, 2012. Total NGL gross production increased to 89,500 Bbls/d during the nine months ended September 30, 2013 from 65,000 Bbls/d during the nine months ended September 30, 2012;

•
Contract Services segment margin increased to $149 million in the nine months ended September 30, 2013 from $140 million in the nine months ended September 30, 2012. As of September 30, 2013 and 2012, total revenue generating horsepower was 1,014,000 and 873,000, inclusive of 40,000 and 88,000, respectively, of revenue generating horsepower utilized by our Gathering and Processing segment; and

•
Intersegment eliminations decreased to $11 million in the nine months ended September 30, 2013 from $15 million in the nine months ended September 30, 2012. The decrease was primarily due to a decrease in intersegment revenue between the Gathering and Processing segment and the Contract Services segment associated with certain assets in south Texas.

Operation and Maintenance. Operation and maintenance expense increased to $220 million in the nine months ended September 30, 2013 from $159 million during the nine months ended September 30, 2012. The change was primarily due to nine months of activity from the SUGS assets in 2013 versus six months in 2012, which resulted in $41 million increase, with the remaining increase attributable to organic growth in south and west Texas and ad valorem taxes.
General and Administrative. General and administrative expense decreased to $64 million in the nine months ended September 30, 2013 from $78 million during the nine months ended September 30, 2012. The change was primarily due to the elimination of the amount allocated to the SUGS assets by the previous owner, employee expenses due to lower headcount and the management fee paid to ETE.
Depreciation and Amortization. Depreciation and amortization expense increased to $207 million in the nine months ended September 30, 2013 from $193 million in the nine months ended September 30, 2012. This increase was the result of $21 million additional depreciation and amortization expense due to the completion of various organic growth projects since October 2012 and because 2012 only included six months of depreciation for the SUGS assets, offset by the absence of $7 million related to an “out-of-period” adjustment for all periods subsequent to May 26, 2010 (the “Successor” period as described in our Form 10-K for the year ended December 31, 2012) related to our Contract Services segment to adjust the estimated useful lives of certain assets to comply with our policy. Had these amounts been recorded in their respective period, the depreciation and amortization expense for the quarter ended September 30, 2012 would have been $186 million.

Income from Unconsolidated Affiliates. Income from unconsolidated affiliates increased to $103 million for the nine months ended September 30, 2013 from $87 million in the nine months ended September 30, 2012. The schedule below summarizes the components of income from unconsolidated affiliates and our ownership interest for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV	Total
Net income	$56	$63	$160	$2
Ownership interest	49.99%	50%	30%	33.33%
Share of unconsolidated affiliates’ net income	28	31	48	—
Less: Amortization of excess fair value of unconsolidated affiliates	(4)	—	—	—
Income from unconsolidated affiliates	$24	$31	$48	$—	$103
	Nine Months Ended September 30, 2012
	HPC	MEP	Lone Star	Ranch JV	Total
Net income (loss)	$55	$63	$110	$(1)
Ownership interest	49.99%	50%	30%	33.33%
Share of unconsolidated affiliates’ net income	28	31	32	—
Less: Amortization of excess fair value of unconsolidated affiliates	(4)	—	—	—
Income from unconsolidated affiliates	$24	$31	$32	$—	$87
HPC’s net income increased to $56 million for the nine months ended September 30, 2013 from $55 million for the nine months ended September 30, 2012, primarily due the absence of a non-cash asset impairment charge related to its surplus equipment in the nine months ended September 2013, offset by the expiration of certain contracts that were not renewed as well as a customer declaring bankruptcy on April 1, 2013. We expect that the annual impact resulting from the loss of this customer, if we are unable to replace the firm commitment contract, would be a reduction of approximately $5 million in net income. MEP’s net income was $63 million for the nine months ended September 30, 2013 and 2012. Lone Star’s net income increased to $160 million for the nine months ended September 30, 2013 from $110 million for the nine months ended September 30, 2012, primarily due to the addition of the West Texas Gateway NGL Pipeline and Lone Star Fractionator I placed into service in December 2012.

The following table presents operational data for each of our unconsolidated affiliates for the nine months ended September 30, 2013 and 2012:

		Nine Months Ended September 30,
	Operational data	2013	2012
HPC	Throughput (MMBtu/d)	689,000	890,000
MEP	Throughput (MMBtu/d)	1,335,000	1,413,000
Lone Star	NGL Transportation — Total Volumes (Bbls/d)	163,000	133,000
	Refinery — Geismar Throughput (Bbls/d)	15,000	17,000
	Fractionation — Throughput Volume (Bbls/d)	70,000	*
Ranch JV	Throughput (MMBtu/d) **	66,000	809
__________________

*	Fractionator I began operations in December 2012.

**	Ranch JV began operations in June 2012.
Interest Expense, Net. Interest expense, net increased to $119 million for the nine months ended September 30, 2013 from $86 million for the nine months ended September 30, 2012, primarily due to the interest related to our $700 million 5.5% senior notes issued in October 2012 as well as the issuance of our $600 million 4.5% senior notes issued in April 2013 in connection with the SUGS Acquisition.
Other Income and Deductions, Net. Other income and deductions, net decreased to a gain of $3 million in the nine months ended September 30, 2013 from a gain of $26 million in the nine months ended September 30, 2012, primarily due to an $8 million decrease in the non-cash gain on the mark-to-market of the embedded derivative related to the Series A preferred units in 2013 and the absence of a $16 million one-time producer payment received in March 2012 related to an assignment of certain contracts.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our sources of liquidity to include:

•	cash generated from operations and occasional asset sales;

•	borrowings under our revolving credit facility;

•	distributions of earnings received from unconsolidated affiliates;

•	debt offerings; and

•	issuance of additional partnership units.
We expect our 2013 capital expenditures, including capital contributions to our unconsolidated affiliates and SUGS, to be as follows (in millions):

2013
Growth Capital Expenditures
Gathering and Processing	$500
NGL Services	150
Contract Services	220
Total	$870

Maintenance Capital Expenditures; including our proportionate share related to our unconsolidated affiliates	$40
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
We had a working capital deficit of $116 million at September 30, 2013 compared to a working capital deficit of $149 million at December 31, 2012. The decrease in the working capital deficit was primarily due to a $37 million decrease in other current liabilities, primarily due to a decrease in capital expenditures, a $48 million decrease in related party payables, net of related party receivables, and a $41 million decrease in cash and cash equivalents; offset by a $107 million increase in accrued revenues, net of accrued cost of gas and liquids.
Cash Flows from Operating Activities. Net cash flows provided by operating activities increased to $381 million in the nine months ended September 30, 2013 from $256 million in the nine months ended September 30, 2012, primarily as a result of an increase in other assets and liabilities as a result of our acquisition of SUGS, an increase in segment margin, offset by a decrease of trade accounts receivable, accrued revenues and related party receivables.
Cash Flows used in Investing Activities. Net cash flows used in investing activities increased to $1.1 billion in the nine months ended September 30, 2013 from cash used in investing activities of $581 million in the nine months ended September 30, 2012, primarily as a result of $463 million attributable to our acquisition of SUGS and increased capital expenditures for the growth projects described below, partially offset by a non-recurring return of capital of $185 million received from HPC and by a decrease of $153 million in contributions to Lone Star.

Growth Capital Expenditures. Growth capital expenditures are capital expenditures made to acquire additional assets to increase our business, to expand and upgrade existing systems and facilities or to construct or acquire systems or facilities. In the nine months ended September 30, 2013, we incurred $690 million of growth capital expenditures, inclusive of contributions to unconsolidated affiliates. Growth capital expenditures for the nine months ended September 30, 2013 were primarily related to $378 million for our Gathering and Processing segment, $105 million for our NGL Services segment, and $207 million for our Contract Services segment.
Maintenance Capital Expenditures. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets or to maintain the existing operating capacity of our assets and extend their useful lives. In the nine months ended September 30, 2013, we incurred $29 million of maintenance capital expenditures.
Cash Flows from Financing Activities. Net cash flows provided by financing activities increased to $683 million in the nine months ended September 30, 2013 from cash flow provided by financing activities of $360 million during the same period in 2012. The increase is primarily due to our issuance of $1 billion of senior notes, proceeds of which were used to finance the SUGS Acquisition, to repay amounts under our revolving credit facility, to redeem senior notes, and to increase distributions to our partners.
Capital Resources
Revolving Credit Facility. In May 2013, RGS entered into the Sixth Amended and Restated Credit Agreement to increase the commitment to $1.2 billion with a $300 million uncommitted incremental facility and extended the maturity date to May 21, 2018. The material differences between the Fifth and Sixth Amended and Restated Credit Agreement include:

•	A 75 bps decrease in pricing, with an additional 50 bps decrease upon the achievement of an investment grade rating;

•
No limitation on the maximum amount that the loan parties may invest in joint ventures existing on the date of the credit agreement so long as the Partnership is in pro forma compliance with the financial covenants;

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
The new credit agreement and the guarantees are senior to ours and the guarantors’ secured obligations, including the Series A preferred units. As of September 30, 2013, we were in compliance with all of the financial covenants contained within the new credit agreement.
We treated the May 2013 amendment of the revolving credit facility as a modification of an existing revolving credit agreement and, therefore, wrote off debt issuance costs of less than $1 million to interest expense, net in the period from January 1, 2013 to September 30, 2013. In addition, we capitalized $7 million of loan fees which will be amortized over the remaining term.
4.5% Senior Notes Due 2023. In April 2013, in conjunction with the closing of the SUGS Acquisition, we issued $600 million senior notes in a private placement (the “2023 4.5% Notes”). The 2023 4.5% Notes bear interest at 4.5% payable semi-annually in arrears on May 1 and November 1, commencing November 1, 2013, and mature on November 1, 2023.
At any time prior to August 1, 2023, we may redeem some or all of the 2023 4.5% Notes at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after August 1, 2023, we may redeem some or all of the 2023 4.5% Notes at a price equal to 100% plus accrued interest.
5.75% Senior Notes Due 2020. In September 2013, we issued $400 million senior notes due September 1, 2020 (the “2020 Notes”). The 2020 Notes bear interest at 5.75% payable semi-annually on March 1 and September 1, commencing March 1, 2014, and mature on September 1, 2020.
At any time prior to June 1, 2020, we may redeem some or all of the 2020 Notes at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest. On or after June 1, 2020, we may redeem some or all of the 2020 Notes at a price equal to 100% plus accrued interest.
Covenants. Upon a change of control, as defined in the indentures, followed by a ratings decline within 90 days, each holder of the 2023 4.5% Notes and the 2020 Notes will be entitled to require us to purchase all or a portion of its notes at a purchase price of 101% of the principal amount plus accrued interest and liquidated damages, if any. Our ability to purchase the notes upon a change of control will be limited by the terms of our debt agreements, including our revolving credit facility.
The 2023 4.5% Notes and the 2020 Notes contain various covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to:

•	incur additional indebtedness;

•	pay distributions on, or repurchase or redeem our equity interests;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates; and

•	sell assets or consolidate or merge with or into other companies.
If the 2023 4.5% Notes and the 2020 Notes achieve investment grade ratings by both Moody’s and S&P and no default or event of default has occurred and is continuing, we will no longer be subject to many of the foregoing covenants.
The 2023 4.5% Notes and the 2020 Notes are jointly and severally guaranteed by all of our consolidated subsidiaries, other than Finance Corp. and a minor subsidiary. The senior notes and guarantees are unsecured and rank equally with all of our and the guarantors’ existing and future unsecured obligations. The senior notes and the guarantees will be senior in right of payment to any of our and the guarantor’s future obligations that are, by their terms, expressly subordinated in right of payment to the notes and the guarantees. The senior notes and the guarantees will be effectively subordinated to our and the guarantors’ secured obligations, including our revolving credit facility, to the extent of the value of the assets securing such obligations.
Finance Corp. has no operations and will not have revenues other than as may be incidental as co-issuer of the Senior Notes. Since the guarantees are fully unconditional and joint and several of its subsidiaries, except for a few minor subsidiaries, the Partnership has not included condensed consolidated financial information of guarantors of the Senior Notes.
Senior Notes Redemption. In June 2013, we redeemed all of the $163 million outstanding 9.375% Senior Notes due 2016 for $178 million cash, inclusive of accrued and unpaid interest of $7 million and other fees and expenses.
Compliance with Loan Covenants. At September 30, 2013, we were in compliance with all covenants.
Cash Distributions from Unconsolidated Affiliates. The following table summarizes the cash distributions from unconsolidated affiliates for the three and nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
HPC	$226	$46
MEP	56	56
Lone Star	56	39
Ranch JV	1	—
	$339	$141
The increase in the distribution from HPC is due to a non-recurring return of capital of $185 million received in September 2013. The increase in the Lone Star distribution is primarily attributable to the addition of the West Texas Gateway NGL Pipeline and Lone Star Fractionator I placed into service in December 2012.

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
The following table sets forth certain information regarding our hedges outstanding at September 30, 2013. The relevant index price that we pay for NGLs is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas, as reported by the Oil Price Information Service. The relevant index price for natural gas is NYMEX on the pricing dates as defined by the swap contracts. The relevant index for WTI is the monthly average of the daily price of WTI as reported by the NYMEX.

September 30, 2013
Period	Underlying	Notional Volume/ Amount		We Pay	We Receive Weighted Average Price		Fair Value Asset/ (Liability)	Effect of Hypothetical Change in Index*
							(in millions)
October 2013- December 2014	Propane	801	(MBbls)	Index	$0.96	($/gallon)	(2)	3
October 2013- December 2014	Normal Butane	144	(MBbls)	Index	$1.44	($/gallon)	1	1
October 2013- December 2014	West Texas Intermediate Crude	829	(MBbls)	Index	$93.64	($/Bbl)	(2)	7
October 2013-December 2014	Natural Gas	15,176,000	(MMBtu)	Index	$4.15	($/MMBtu)	5	6
					Total Fair Value		$2
__________________

*
Price risk sensitivities were calculated by assuming a theoretical 10% change, increase or decrease, in prices regardless of the term or the historical relationships between the contractual price of the instrument and the underlying commodity price. These price sensitivity results are presented in absolute terms.

Item 4.	Controls and Procedures
Disclosure controls. At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a–15(e) and 15d–15(e) of the Exchange Act). Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in achieving that level of reasonable assurance as of September 30, 2013.
Internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information required for this item is provided in Note 7, Commitments and Contingencies, included in the notes to the unaudited condensed consolidated financial statements included under Part I, Item 1, which information is incorporated by reference into this item.
Item 1A.Risk Factors
The Partnership recently announced that it entered into a merger agreement with PVR (“PVR Acquisition”) pursuant to which, the Partnership intends to propose to acquire PVR. Some risks are similar to the risks associated with our existing business that have recently been disclosed. However, certain of those risks represent new risks related to our business or existing risks that have become more significant. The following risk factors should be read in conjunction with our risk factors described in "Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.
Risk Factors Relating to the PVR Acquisition
We and PVR may be unable to obtain the regulatory clearances required to complete the PVR Acquisition or, in order to do so, we and PVR may be required to comply with material restrictions or satisfy material conditions.
The PVR Acquisition is subject to review by the Antitrust Division of the Department of Justice) the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) under the Hart-Scott-Rodino Antiturst Improvements Act of 1976, as amended (the “HSR Act”), and potentially by state regulatory authorities. The closing of the PVR Acquisition is subject to the condition that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the PVR Acquisition contemplated by the merger agreement. We and PVR can provide no assurance that all required regulatory clearances will be obtained. If a governmental authority asserts objections to the PVR Acquisition, we may be required to divest some assets in order to obtain antitrust clearance. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust or other regulatory approval. In addition, the merger agreement provides that we are not required to commit to dispositions of assets in order to obtain regulatory clearance unless such dispositions are, individually and in the aggregate, immaterial to PVR, us or to the expected benefits of the PVR Acquisition. If we must take such actions, it could be detrimental to us or to the combined organization following the consummation of the PVR Acquisition. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed PVR Acquisition or imposing additional costs on or limiting the revenues or cash available for distribution of the combined organization following the consummation of the PVR Acquisition. Even if the parties receive early termination of the statutory waiting period under the HSR Act or the waiting period expires, the Antitrust Division or the FTC could take action under the antitrust laws to prevent or rescind the PVR Acquisition, require the divestiture of assets or seek other remedies. Additionally, state attorneys general could seek to block or challenge the PVR Acquisition as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the PVR Acquisition, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
PVR may have difficulty attracting, motivating and retaining executives and other employees in light of the PVR Acquisition.
Uncertainty about the effect of the PVR Acquisition on PVR employees may have an adverse effect on the combined organization. This uncertainty may impair PVR’s ability to attract, retain and motivate personnel until the PVR Acquisition is completed. Employee retention may be particularly challenging during the pendency of the PVR Acquisition, as employees may feel uncertain about their future roles with the combined organization. In addition, PVR may have to provide additional compensation in order to retain employees. If employees of PVR depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined organization, the combined organization’s ability to realize the anticipated benefits of the PVR Acquisition could be reduced.

We and PVR are subject to business uncertainties and contractual restrictions while the proposed PVR Acquisition is pending, which could adversely affect each party’s business and operations.
In connection with the pending PVR Acquisition, it is possible that some customers, suppliers and other persons with whom we or PVR have business relationships may delay or defer certain business decisions or, might decide to seek to terminate, change or renegotiate their relationship with us or PVR as a result of the PVR Acquisition, which could negatively affect our and PVR’s respective revenues, earnings and cash available for distribution, as well as the market price of our common units and PVR common units, regardless of whether the PVR Acquisition is completed.
Under the terms of the PVR Acquisition agreement, we and PVR are subject to certain restrictions on the conduct of our business prior to completing the PVR Acquisition, which may adversely affect our ability to execute certain of its business strategies. Such limitations could negatively affect each party’s businesses and operations prior to the completion of the PVR Acquisition. Furthermore, the process of planning to integrate two businesses and organizations for the post-PVR Acquisition period can divert management attention and resources and could ultimately have an adverse effect on each party.
We and PVR will incur substantial transaction-related costs in connection with the PVR Acquisition.
We and PVR expect to incur a number of non-recurring transaction-related costs associated with completing the PVR Acquisition, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our and PVR’s businesses. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.
Failure to successfully combine the businesses of PVR and We in the expected time frame may adversely affect the future results of the combined organization, and, consequently, the value of our common units .
The success of the proposed PVR Acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies from combining our and PVR’s businesses. To realize these anticipated benefits, the businesses must be successfully combined. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the PVR Acquisition may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the PVR Acquisition. These integration difficulties could result in declines in the market value of our common units and, consequently, result in declines in the market value of our common units.
The PVR Acquisition is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the PVR Acquisition, or significant delays in completing the PVR Acquisition, could negatively affect the trading prices of our common units and the future business and financial results of us and PVR.
The completion of the PVR Acquisition is subject to a number of conditions. The completion of the PVR Acquisition is not assured and is subject to risks, including the risk that approval of the PVR Acquisition by the PVR unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the PVR Acquisition is not completed, or if there are significant delays in completing the PVR Acquisition, the trading prices of our common units and the respective future business and financial results of us and PVR could be negatively affected, and each of them will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the PVR Acquisition agreement;

•
negative reactions from the financial markets, including declines in the price of our common units due to the fact that current prices may reflect a market assumption that the PVR Acquisition will be completed;

•	having to pay certain significant costs relating to the PVR Acquisition; and

•
the attention of our and PVR’s management will have been diverted to the PVR Acquisition rather than each organization’s own operations and pursuit of other opportunities that could have been beneficial to that organization.

Purported class action complaints have been filed against us, our general partner, and, among other defendants, challenging the PVR Acquisition, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the proposed PVR Acquisition and result in substantial costs.
In connection with the PVR Acquisition, purported unitholders of PVR have filed putative unitholder class action lawsuits against PVR and the current directors of PVR’s general partner, among other defendants. Among other remedies, the plaintiffs seek to enjoin the transactions contemplated by the merger agreement. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the PVR Acquisition and result in substantial costs to PVR, including any costs associated with indemnification.
Additional lawsuits may be filed against PVR or its officers or directors in connection with the PVR Acquisition. The defense or settlement of any lawsuit or claim that remains unresolved at the time the PVR Acquisition is consummated may adversely affect the combined partnership’s business, financial condition, results of operations and cash flows.
The number of outstanding Partnership common units will increase as a result of the PVR Acquisition, which could make it more difficult to pay the current level of quarterly distributions.
As of November 1, 2013, there were approximately 210.7 million Partnership common units outstanding. We will issue approximately 141.5 million common units in connection with the PVR Acquisition. Accordingly, the aggregate dollar amount required to pay the current per unit quarterly distribution on all Parntership common units will increase, which could increase the likelihood that we will not have sufficient funds to pay the current level of quarterly distributions to all Partnership unitholders. Using a $0.47 per Partnership common unit distribution (the amount we will pay on November 14, 2013 to holders of record as of November 4, 2013), the aggregate cash distribution paid to Partnership unitholders totaled approximately $104.5 million, including a distribution of $4.1 million to Regency GP in respect of its ownership of the Partnership’s incentive distribution rights. The combined pro forma Partnership distribution with respect to the third fiscal quarter of 2013, had the PVR Acquisition been completed prior to such distribution, would have resulted in $0.47 per unit being distributed on approximately 352 million Partnership common units, or a total of approximately $171.9 million including distributions in respect of incentive distribution rights. As a result, we would be required to distribute an additional $67.4 million per quarter in order to maintain the distribution level of $0.47 per Partnership common unit payable with respect to the third fiscal quarter of 2013.
No ruling has been obtained with respect to the U.S. federal income tax consequences of the PVR Acquisition.
No ruling has been or will be requested from the Internal Revenue Service (“IRS”) with respect to the U.S. federal income tax consequences of the PVR Acquisition. Instead, we and PVR are relying on the opinions of their respective counsel as to the U.S. federal income tax consequences of the PVR Acquisition, and counsel’s conclusions may not be sustained if challenged by the IRS.

Item 6.	Exhibits

	Exhibit Number	Description

*	4.1	Indenture dated September 11, 2013 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

*	4.2
First Supplemental Indenture dated September 11, 2013 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including the form of the Notes).

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference to Regency Energy Partners LP Current Report on Form 8-K filed on September 11, 2013.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY ENERGY PARTNERS LP By: Regency GP LP, its general partner By: Regency GP LLC, its general partner

Date:	November 7, 2013	/S/ A. TROY STURROCK
A. Troy Sturrock Vice President, Controller and Principal Accounting Officer (Duly Authorized Officer)