Form 10-Q
period 2014-09-30
Regency Energy Partners LP
filed 2014-11-06
CIK 1338613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The issuer had 403,726,597 common units and 6,274,483 Class F units outstanding as of October 31, 2014.

FORM 10-Q

REGENCY ENERGY PARTNERS LP

i

Introductory Statement
References in this report to the “Partnership,” “we,” “our,” “us” and similar terms refer to Regency Energy Partners LP and its subsidiaries. We use the following definitions in this quarterly report on Form 10-Q:

Name	Definition or Description
/d	Per day
2018 Notes	$600 million of 6.875% senior notes that mature on December 1, 2018
AOCI	Accumulated Other Comprehensive Income (Loss)
Aqua - PVR	Aqua - PVR Water Services, LLC
ARO	Asset Retirement Obligation
Barclays	Barclays Capital Inc.
Bbls	Barrels
bps	Basis points
Citi	Citigroup Global Markets Inc.
Coal Handling	Coal Handling Solutions LLC, Kingsport Handling LLC, and Kingsport Services LLC
Eagle Rock	Eagle Rock Energy Partners, L.P.
ELG	Edwards Lime Gathering LLC and its wholly-owned subsidiaries, ELG Oil LLC and ELG Utility LLC
ETC	Energy Transfer Company, the name assumed by La Grange Acquisition, L.P. for conducting business and shared services, a wholly-owned subsidiary of ETP
ETE	Energy Transfer Equity, L.P.
ETE Common Holdings	ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE
ETP	Energy Transfer Partners, L.P.
Finance Corp.	Regency Energy Finance Corp., a wholly-owned subsidiary of the Partnership
GAAP	Accounting principles generally accepted in the United States of America
General Partner
Regency GP LP, the general partner of the Partnership, or Regency GP LLC, the general partner of Regency GP LP, which effectively manages the business and affairs of the Partnership through Regency Employees Management LLC

Grey Ranch	Grey Ranch Plant LP, a former joint venture between the Partnership and a subsidiary of SandRidge Energy, Inc.
Gulf States	Gulf States Transmission LLC, a wholly-owned subsidiary of the Partnership
Holdco	ETP Holdco Corporation
Hoover	Hoover Energy Partners, LP
HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP
IDRs	Incentive Distribution Rights
Lone Star	Lone Star NGL LLC
LTIP	Long-Term Incentive Plan
MBbls	One thousand barrels
MEP	Midcontinent Express Pipeline LLC
MMBtu	One million BTUs. BTU is a unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
NGLs	Natural gas liquids, including ethane, propane, normal butane, iso butane and natural gasoline
NYMEX	New York Mercantile Exchange
NMED	New Mexico Environmental Department
ORS	Ohio River System LLC
PADEP	Pennsylvania Department of Environmental Protection
Partnership	Regency Energy Partners LP
PEPL	Panhandle Eastern Pipe Line Company, LP

Name	Definition or Description
PEPL Holdings	PEPL Holdings, LLC, a former wholly-owned subsidiary of Southern Union that merged into PEPL
PVR	PVR Partners, L.P.
Ranch JV	Ranch Westex JV LLC
Regency Western	Regency Western G&P LLC, a wholly-owned subsidiary of the Partnership
RGS	Regency Gas Services LP, a wholly-owned subsidiary of the Partnership
RIGS	Regency Intrastate Gas System
SEC	Securities and Exchange Commission
Senior Notes	The collective of 2018 Notes, 2018 PVR Notes, 2020 Notes, 2020 PVR Notes, 2021 Notes, 2021 PVR Notes, 2022 Notes, 2023 5.5% Notes and 2023 4.5% Notes
Series A Preferred Units	Series A convertible redeemable preferred units
Services Co.	ETE Services Company, LLC
Southern Union	Southern Union Company
SUGS	Southern Union Gathering Company LLC
Sweeny JV	Sweeny Gathering, L.P.
TCEQ	Texas Commission on Environmental Quality
WTI	West Texas Intermediate Crude

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
Other factors that could cause our actual results to differ from our projected results are discussed in Item 1A of our December 31, 2013 Annual Report on Form 10-K and in Part II — Other Information — Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

v

PART I – FINANCIAL INFORMATION
Item 1.         FINANCIAL STATEMENTS
REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$15	$19
Trade accounts receivable, net	542	292
Related party receivables	52	28
Inventories	71	42
Other current assets	36	19
Total current assets	716	400
Property, plant and equipment	9,915	5,050
Less accumulated depreciation and depletion	(922)	(632)
Property, plant and equipment, net	8,993	4,418
Investments in unconsolidated affiliates	2,371	2,097
Other, net of accumulated amortization of debt issuance costs of $30 and $24	100	57
Intangible assets, net of accumulated amortization of $179 and $107	3,472	682
Goodwill	1,528	1,128
TOTAL ASSETS	$17,180	$8,782

LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
Current Liabilities:
Drafts payable	$23	$26
Trade accounts payable	559	291
Related party payables	44	69
Accrued interest	97	38
Other current liabilities	102	51
Total current liabilities	825	475
Long-term derivative liabilities	31	19
Other long-term liabilities	74	30
Long-term debt, net	6,427	3,310
Commitments and contingencies
Series A Preferred Units, redemption amounts of $38 and $38	32	32
Partners’ capital and noncontrolling interest:
Common units	8,741	3,886
Class F units	151	146
General partner interest	782	782
Total partners’ capital	9,674	4,814
Noncontrolling interest	117	102
Total partners’ capital and noncontrolling interest	9,791	4,916
TOTAL LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST	$17,180	$8,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except unit data and per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Gas sales, including related party amounts of $23, $22, $58 and $56	$549	$213	$1,359	$600
NGL sales, including related party amounts of $89, $11, $196 and $23	555	286	1,308	766
Gathering, transportation and other fees, including related party amounts of $13, $6, $26 and $20	283	147	682	405
Net realized and unrealized gain (loss) from derivatives	18	(10)	—	—
Other	78	29	175	73
Total revenues	1,483	665	3,524	1,844
OPERATING COSTS AND EXPENSES
Cost of sales, including related party amounts of $19, $8, $45 and $35	1,051	477	2,517	1,309
Operation and maintenance	129	78	300	220
General and administrative	36	13	123	64
Loss (gain) on asset sales, net	1	(1)	(1)	1
Depreciation, depletion and amortization	122	74	384	207
Total operating costs and expenses	1,339	641	3,323	1,801
OPERATING INCOME	144	24	201	43
Income from unconsolidated affiliates	53	37	143	103
Interest expense, net	(86)	(41)	(220)	(119)
Gain (loss) on debt refinancing, net	2	—	2	(7)
Other income and deductions, net	(2)	24	(7)	3
INCOME BEFORE INCOME TAXES	111	44	119	23
Income tax expense (benefit)	4	2	4	(1)
NET INCOME	$107	$42	$115	$24
Net income attributable to noncontrolling interest	(4)	(3)	(11)	(4)
NET INCOME ATTRIBUTABLE TO REGENCY ENERGY PARTNERS LP	$103	$39	$104	$20
Amounts attributable to Series A Preferred Units	1	1	3	5
General partner’s interest, including IDRs	10	3	22	8
Beneficial conversion feature for Class F units	1	2	5	3
Pre-acquisition loss from SUGS allocated to predecessor equity	—	—	—	(36)
Limited partners’ interest in net income	$91	$33	$74	$40
Basic and diluted net income per common unit:
Amount allocated to common units	$91	$33	$74	$40
Weighted average number of common units outstanding	397,961,321	209,559,854	328,989,245	191,334,032
Basic income per common unit	$0.23	$0.16	$0.22	$0.21
Diluted income per common unit	$0.23	$0.05	$0.22	$0.21
Distributions per common unit	$0.5025	$0.470	$1.4725	$1.395
Amount allocated to Class F units due to beneficial conversion feature	$1	$2	$5	$3
Total number of Class F units outstanding	6,274,483	6,274,483	6,274,483	6,274,483
Income per Class F unit due to beneficial conversion feature	$0.27	$0.27	$0.81	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$107	$42	$115	$24
Other comprehensive income	—	—	—	—
Total other comprehensive income	—	—	—	—
Comprehensive income	107	42	115	24
Comprehensive income attributable to noncontrolling interest	4	3	11	4
Comprehensive income attributable to Regency Energy Partners LP	$103	$39	$104	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$115	$24
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization, including debt issuance cost amortization and bond premium write-off and amortization	363	211
Income from unconsolidated affiliates	(143)	(103)
Derivative valuation changes	(3)	3
Loss (gain) on asset sales, net	(1)	1
Unit-based compensation expenses	8	5
Cash flow changes in current assets and liabilities:
Trade accounts receivable and related party receivables	(45)	(73)
Other current assets and other current liabilities	52	(26)
Trade accounts payable and related party payables	73	103
Distributions of earnings received from unconsolidated affiliates	147	108
Cash flow changes in other assets and liabilities	4	128
Net cash flows provided by operating activities	570	381
INVESTING ACTIVITIES:
Capital expenditures	(764)	(762)
Capital contributions to unconsolidated affiliates	(274)	(125)
Distributions in excess of earnings of unconsolidated affiliates	47	232
Acquisitions, net of cash received	(790)	(463)
Proceeds from asset sales	7	13
Net cash flows used in investing activities	(1,774)	(1,105)
FINANCING ACTIVITIES:
Repayments under revolving credit facility, net	(436)	(15)
Proceeds from issuances of senior notes	1,600	1,000
Redemptions of senior notes	(403)	(163)
Debt issuance costs	(29)	(24)
Drafts payable	(3)	8
Partner distributions and distributions on unvested unit awards	(492)	(282)
Common unit offering, net of issuance costs	800	—
Common units issued under equity distribution program, net of costs	162	149
Distributions to Series A Preferred Units	(3)	(5)
Noncontrolling interest contributions, net of distributions	4	15
Net cash flows provided by financing activities	1,200	683
Net change in cash and cash equivalents	(4)	(41)
Cash and cash equivalents at beginning of period	19	53
Cash and cash equivalents at end of period	$15	$12

Supplemental cash flow information:
Accrued capital expenditures	$61	$70
Issuance of Class F and common units in connection with SUGS Acquisition	—	961
Interest paid, net of amounts capitalized	196	—
Issuance of common units in connection with PVR, Hoover and Eagle Rock acquisitions	4,281	—
Long-term debt assumed in PVR Acquisition	1,887	—
Long-term debt exchanged in connection with the Eagle Rock Midstream Acquisition	499	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND NONCONTROLLING INTEREST
(Dollars in millions)
(unaudited)

	Regency Energy Partners LP
	Common Units	Class F Units	General Partner Interest	Noncontrolling Interest	Total
Balance - December 31, 2013	$3,886	$146	$782	$102	$4,916
Issuance of common units under equity distribution program, net of costs	162	—	—	—	162
Issuance of common units to ETE Common Holdings	800	—	—	—	800
Issuance of common units in connection with Hoover Acquisition	109	—	—	—	109
Issuance of common units in connection with PVR Acquisition	3,906	—	—	—	3,906
Issuance of common units in connection with Eagle Rock Acquisition	266	—	—	—	266
Unit-based compensation expenses	8	—	—	—	8
Partner distributions and distributions on unvested unit awards	(470)	—	(22)	—	(492)
Noncontrolling interest contributions, net of distributions	—	—	—	4	4
Net income	77	5	22	11	115
Distributions to Series A Preferred Units	(3)	—	—	—	(3)
Balance - September 30, 2014	$8,741	$151	$782	$117	$9,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENCY ENERGY PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except per unit data, are in millions)
(unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. The unaudited condensed consolidated financial statements presented herein contain the results of Regency Energy Partners LP and its subsidiaries (the “Partnership”), a Delaware limited partnership. The Partnership and its subsidiaries are engaged in the business of gathering and processing, compression, treating and transportation of natural gas; the transportation, fractionation and storage of NGLs; the gathering, transportation and terminaling of oil (crude and/or condensate, a lighter oil) received from producers; natural gas and NGL marketing and trading, and the management of coal and natural resource properties in the United States. Regency GP LP is the Partnership’s general partner and Regency GP LLC (collectively the “General Partner”) is the managing general partner of the Partnership and the general partner of Regency GP LP.
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
The following table presents the revenues and net income for the previously separate entities and the combined amounts presented herein:

Nine Months Ended September 30, 2013 (1)
Revenues:
Partnership	$1,576
SUGS	268
Combined	$1,844

Net income (loss):
Partnership	$60
SUGS	(36)
Combined	$24
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
Equity Distribution Agreement. In June 2012, the Partnership entered into an equity distribution agreement with Citi under which the Partnership may offer and sell common units having an aggregate offering price of up to $200 million, from time to time through Citi, as sales agent for the Partnership. Sales of these units made from time to time under the equity distribution agreement were made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed upon by the Partnership and Citi. The Partnership used the net proceeds from the sale of these common units for general partnership purposes. During the nine months ended September 30, 2014, the Partnership received net proceeds of $34 million from common units sold pursuant to this equity distribution agreement. No amounts remained available to be issued under this agreement and it is no longer effective.
In May 2014, the Partnership entered into an equity distribution agreement with Barclays under which the Partnership may offer and sell common units having an aggregate offering price of up to $400 million, from time to time through Barclays, as sales agent for the Partnership. Sales of these units made from time to time under the equity distribution agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed upon by the Partnership and Barclays. The Partnership may also sell common units to Barclays as principal for its own account at a price agreed upon at the time of sale. Any sale of common units to Barclays as principal would be pursuant to the terms of a separate agreement between the Partnership and Barclays. The Partnership intends to use the net proceeds from the sale of these units for general partnership purposes. During the nine months ended September 30, 2014, the Partnership received net proceeds of $128 million from common units sold pursuant to this equity distribution agreement; $272 million remains available to be issued as of September 30, 2014.
Common Units Sold. In June 2014, the Partnership sold 14.4 million common units to ETE Common Holdings for proceeds of $400 million. Proceeds from the issuance were used to pay down borrowings on the Partnership’s revolving credit facility, to redeem certain senior notes of the Partnership and for general partnership purposes. In July 2014, the Partnership sold 16.5 million common units to ETE Common Holdings for proceeds of $400 million. Proceeds from the issuance were used to fund a portion of the cash consideration paid to Eagle Rock in connection with the Eagle Rock Midstream Acquisition.

Units Activity. The change in common and Class F units during the nine months ended September 30, 2014 was as follows:

	Common	Class F
Balance - December 31, 2013	210,850,232	6,274,483
Issuance of common units under LTIP, net of forfeitures and tax withholding	37,191	—
Issuance of common units under the equity distribution agreements	5,442,878	—
Issuance of common units in connection with Hoover Acquisition	4,040,471	—
Issuance of common units in connection with PVR Acquisition	140,388,382	—
Issuance of common units to ETE Common Holdings	30,890,565	—
Issuance of common units in connection with Eagle Rock Midstream Acquisition	8,245,859	—
Balance - September 30, 2014	399,895,578	6,274,483
Quarterly Distributions of Available Cash. Following are distributions declared by the Partnership subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Cash Distributions (per common unit)
December 31, 2013	February 7, 2014	February 14, 2014	$0.475
March 31, 2014	May 8, 2014	May 15, 2014	$0.480
June 30, 2014	August 7, 2014	August 14, 2014	$0.490
September 30, 2014	November 7, 2014	November 14, 2014	$0.5025
3. INCOME PER COMMON UNIT
The following tables provide a reconciliation of the numerator and denominator of the basic and diluted earnings per common unit computations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	Income (Numerator)	Units (Denominator)	Per-Unit Amount	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Basic income per unit
Amount allocated to common units	$91	397,961,321	$0.23	$33	209,559,854	$0.16
Effect of Dilutive Securities:
Common unit options	—	31,777		—	32,489
Phantom units	—	737,205		—	435,606
Series A Preferred Units	—	—		(23)	2,047,571
Diluted income per unit	$91	398,730,303	$0.23	$10	212,075,520	$0.05

	Nine Months Ended September 30,
	2014			2013
	Income (Numerator)	Units (Denominator)	Per-Unit Amount	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Basic income per unit
Amount allocated to common units	$74	328,989,245	$0.22	$40	191,334,032	$0.21
Effect of Dilutive Securities:
Common unit options	—	27,574		—	23,931
Phantom units	—	590,034		—	351,811
Diluted income per unit	$74	329,606,853	$0.22	$40	191,709,774	$0.21

The following data show securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the periods presented:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Series A Preferred Units	2,061,191	2,057,716	2,047,571
4. ACQUISITIONS
2014

Eagle Rock Midstream Acquisition. On July 1, 2014, the Partnership acquired Eagle Rock’s midstream business (the “Eagle Rock Midstream Acquisition”) for $1.3 billion, including the assumption of $499 million of Eagle Rock’s 8.375% Senior Notes due 2019. The remainder of the purchase price was funded by $400 million in common units sold to ETE Common Holdings, 8.2 million common units issued to Eagle Rock, and borrowings under the Partnership’s revolving credit facility. The Partnership is accounting for the Eagle Rock Midstream Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. This acquisition is expected to complement the Partnership’s core gathering and processing business and is expected to further diversify the Partnership’s geographic presence in the mid-continent region, east Texas and south Texas. Revenues attributable to Eagle Rock’s operations included in the statement of operations for the three and nine months ended September 30, 2014 was $472 million. Net income attributable to Eagle Rock’s operations included in the statement of operations for the three and nine months ended September 30, 2014 was $18 million.

Management’s evaluation of the assigned fair values is ongoing. The table below represents a preliminary allocation of the total purchase price:

Assets	At July 1, 2014
Current assets	$115
Property, plant and equipment	1,329
Other long-term assets	4
Total Assets Acquired	$1,448
Liabilities
Current liabilities	$109
Long-term debt	499
Long-term liabilities	12
Total Liabilities Assumed	$620

Net Assets Acquired	$828

The fair values of the assets acquired and liabilities assumed is being determined using various valuation techniques, including the income and market approaches.

PVR Acquisition. On March 21, 2014, the Partnership acquired PVR for a total purchase price of $5.7 billion (based on the Partnership’s closing price of $27.82 per unit on March 21, 2014), including $1.8 billion principal amount of assumed debt (“PVR Acquisition”). PVR unitholders received (on a per unit basis) 1.02 Partnership common units and a one-time cash payment of $36 million, which was funded through borrowings under the Partnership’s revolving credit facility. The PVR Acquisition enhances the Partnership’s geographic diversity with a strategic presence in the Marcellus and Utica shales in the Appalachian Basin and the Granite Wash in the Mid-Continent region. The Partnership accounted for the acquisition of PVR using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Revenues attributable to PVR’s operations included in the statement of operations for the three and nine months ended September 30, 2014 were $302 million and $653 million, respectively. Net income attributable to PVR’s operations included in the statement of operations for the three and nine months ended September 30, 2014 were $84 million and $119 million, respectively.

Management completed the evaluation of the assigned fair values to the assets acquired and liabilities assumed. The total purchase price was allocated as follows:

Assets	At March 21, 2014
Current assets	$149
Gathering and transmission systems	1,396
Compression equipment	342
Gas plants and buildings	110
Natural resources	454
Other property, plant and equipment	229
Construction in process	185
Investments in unconsolidated affiliates	62
Intangible assets	2,717
Goodwill (1)	370
Other long-term assets	18
Total Assets Acquired	$6,032
Liabilities
Current liabilities	$168
Long-term debt	1,788
Premium related to senior notes	99
Long-term liabilities	30
Total Liabilities Assumed	$2,085

Net Assets Acquired	$3,947
(1) Goodwill is reported in the Gathering and Processing segment.
The fair values of the assets acquired and liabilities assumed were determined using various valuation techniques, including the income and market approaches.

Assets. Cash and cash equivalents, accounts receivable, net, other current assets, and construction in process, were valued using a cost basis as this basis approximates fair value due to the current nature of these items. Real property, including gathering and transmission systems, compression equipment, gas plants and buildings, and other property, plant and equipment, were valued based on a combination of the income, market and cost approaches, depending on the type of asset. Coal and timber reserves were valued using the income approach for active coal and timber reserves. The investments in unconsolidated affiliates were valued using the income approach. Intangible assets, other than goodwill, are customer contract related intangibles, which have an average useful life of 30 years, and have been valued using the income approach. The goodwill is the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

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

Change in Control. The PVR Acquisition constituted a change of control for certain PVR employment agreements. Pursuant to the terms of those agreements, certain payments and benefits, including severance payments, were triggered by the PVR Acquisition. The Partnership recorded $10 million of severance payments due to the change in control and recorded $2 million in retention bonuses that were paid to various retained PVR employees upon the expiration of their retention period.

Hoover Energy Acquisition. On February 3, 2014, the Partnership acquired certain subsidiaries of Hoover for a total purchase price of $293 million, consisting of (i) 4,040,471 common units issued to Hoover and (ii) $184 million in cash, and (iii) $2 million in asset retirement obligations assumed (the “Hoover Acquisition”). The Hoover Acquisition increases the Partnership’s fee-based revenue, expanding its existing footprint in the southern portion of the Delaware Basin in west Texas, and its services to producers into crude and water gathering. A portion of the consideration is being held in escrow as security for certain indemnification claims. The Partnership financed the cash portion of the purchase price through borrowings under its revolving credit facility. The Partnership accounted for the Hoover Acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Revenues attributable to Hoover’s operations included in the statement of operations for the three and nine months ended September 30, 2014 were $11 million and $26 million, respectively. Net income attributable to Hoover’s operations included in the statement of operations for the three and nine months ended September 30, 2014 were losses of $2 million and income of $2 million, respectively.

Management completed the evaluation of the assigned fair values to the assets acquired and liabilities assumed. The total purchase price was allocated as follows:

Assets	At February 3, 2014
Accounts receivable, net	$5
Gathering and transmission systems	60
Compression equipment	16
Gas plants and buildings	12
Other property, plant, and equipment	23
Construction in process	6
Intangible assets	148
Goodwill (1)	30
Total Assets Acquired	$300
Liabilities
Accounts payable and accrued liabilities	$5
Asset retirement obligation	2
Total Liabilities Assumed	$7

Net Assets Acquired	$293
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

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 are presented as if the PVR, Hoover and Eagle Rock Midstream acquisitions had been completed on January 1, 2013. The pro forma information includes adjustments to reflect incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting and incremental interest expense related to the financing of a portion of the purchase price. This pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions occurred on January 1, 2013, nor is it indicative of future results of operations. Actual results for the three months ended September 30, 2014 include PVR, Hoover and the Eagle Rock midstream business for the entire period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$1,483	$1,230	$4,354	$3,453
Net income (loss) attributable to the Partnership	103	(6)	(23)	(119)

Basic net income (loss) per Limited Partner unit	$0.23	$(0.01)	$(0.23)	$(0.01)
Diluted net income (loss) per Limited Partner unit	$0.23	$(0.01)	$(0.23)	$(0.01)
5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of September 30, 2014, the Partnership has a 49.99% general partner interest in HPC, a 50% membership interest in MEP, a 30% membership interest in Lone Star, a 33.33% membership interest in Ranch JV, a 51% membership interest in Aqua - PVR, a 50% membership interest in Coal Handling, and a 50% partnership interest in Sweeny JV. The Partnership’s interests in the Aqua - PVR and Coal Handling joint ventures were acquired in the PVR Acquisition and its interest in Sweeny JV was acquired in the Eagle Rock Midstream Acquisition. In March 2014, the Partnership entered into an agreement, whereby the Partnership’s 50% interest in Grey Ranch was assigned to SandRidge Midstream, Inc., resulting in a cash settlement of $4 million and a loss of $1 million recorded to income from unconsolidated affiliates.
The carrying value of the Partnership’s investment in each of the unconsolidated affiliates as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
HPC	$428	$442
MEP	703	548
Lone Star	1,145	1,070
Ranch JV	35	36
Aqua - PVR	47	—
Coal Handling	12	—
Sweeny JV	1	—
Grey Ranch	—	1
Total	$2,371	$2,097
The following tables summarize the Partnership’s investment activities in each of the unconsolidated affiliates for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR	Coal Handling
Contributions to unconsolidated affiliates	$—	$—	$15	$—	$—	$—
Distributions from unconsolidated affiliates	(14)	(17)	(37)	(7)	(1)	(2)
Share of earnings of unconsolidated affiliates’ net income (loss)	9	11	31	3	(1)	1
Amortization of excess fair value of investment	(1)	—	—	—	—	—

	Three Months Ended September 30, 2013
	HPC (1)	MEP	Lone Star	Ranch JV
Contributions to unconsolidated affiliates	$—	$—	$51	$1
Distributions from unconsolidated affiliates	(196)	(18)	(16)	(1)
Share of earnings of unconsolidated affiliates’ net income	9	11	18	—
Amortization of excess fair value of investment	(1)	—	—	—

	Nine Months Ended September 30, 2014
	HPC	MEP (2)	Lone Star	Ranch JV	Aqua - PVR	Coal Handling
Contributions to unconsolidated affiliates	$—	$175	$86	$—	$—	$—
Distributions from unconsolidated affiliates	(35)	(54)	(94)	(8)	(1)	(2)
Share of earnings of unconsolidated affiliates’ net income (loss)	25	33	83	7	(2)	1
Amortization of excess fair value of investment	(4)	—	—	—	—	—

	Nine Months Ended September 30, 2013
	HPC (1)	MEP	Lone Star	Ranch JV
Contributions to unconsolidated affiliates	$—	$—	$100	$2
Distributions from unconsolidated affiliates	(226)	(56)	(56)	(1)
Share of earnings of unconsolidated affiliates’ net income	28	31	48	—
Amortization of excess fair value of investment	(4)	—	—	—
(1) The Partnership received a non-recurring return of capital of $185 million from HPC in September 2013.
(2) The Partnership paid $175 million to MEP in September 2014.
The following tables present selected income statement data for each of the unconsolidated affiliates, on a 100% basis, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR	Coal Handling
Total revenues	$39	$64	$1,166	$10	$2	$3
Operating income (loss)	21	33	105	8	(1)	1
Net income (loss)	19	21	104	8	(1)	1

	Three Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV
Total revenues	$38	$66	$537	$4
Operating income	19	34	61	1
Net income	18	21	61	1

	Nine Months Ended September 30, 2014
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR	Coal Handling
Total revenues	$113	$196	$2,859	$30	$2	$6
Operating income (loss)	59	102	279	22	(4)	3
Net income (loss)	50	65	276	21	(4)	3

	Nine Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV
Total revenues	$116	$194	$1,320	$10
Operating income	58	101	162	2
Net income	56	63	160	2

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
Commodity Derivative Instruments - Marketing & Trading. The Partnership conducts natural gas marketing and trading activities intended to capitalize on favorable price differentials between various receipt and delivery locations.
As part of its natural gas marketing and trading activities, the Partnership enters into both financial derivatives and physical contracts. These financial derivatives, primarily basis swaps, are transacted: (i) to economically hedge subscribed capacity exposed to market rate fluctuations and (ii) to mitigate the price risk related to other purchase and sales of natural gas. By entering into a basis swap, one pricing index is exchanged for another, effectively locking in the margin between the natural gas purchase and sale by removing index spread risk on the combined physical and financial transaction. Changes in the fair value of these financial and physical contracts are recorded as adjustments to natural gas sales and realized (unrealized) gain (loss) from derivatives, as appropriate.
The Partnership has credit exposure to additional counterparties. The Partnership monitors its exposure to any single counterparty and the creditworthiness of its counterparties on an ongoing basis. In addition, the Partnership's natural gas purchase and sale contracts, for certain counterparties, are subject to counterparty netting agreements governing settlement under such natural gas purchase and sales contracts, and when possible, the Partnership nets the open positions of each counterparty.
Interest Rate Risk. The Partnership is exposed to variable interest rate risk as a result of borrowings under its revolving credit facility. As of September 30, 2014, the Partnership had $689 million of outstanding borrowings exposed to variable interest rate risk.
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
The Partnership is exposed to credit risk from its derivative contract counterparties. The Partnership does not require collateral from these counterparties. The Partnership deals primarily with financial institutions when entering into financial derivatives, and utilizes master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of September 30, 2014 would be $10 million, which would be reduced by $2 million, due to the netting features. The Partnership has elected to present assets and liabilities under master netting agreements gross on the condensed consolidated balance sheets.
Embedded Derivatives. The Series A Preferred Units contain embedded derivatives which are required to be bifurcated and accounted for separately, such as the holders’ conversion option and the Partnership’s call option. These embedded derivatives are accounted for using mark-to-market accounting. The Partnership does not expect the embedded derivatives to affect its cash flows.

The Partnership’s derivative assets and liabilities, including credit risk adjustments, as of September 30, 2014 and December 31, 2013 are detailed below:

	Assets		Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives not designated as cash flow hedges
Current amounts
Commodity contracts	$11	$3	$3	$9
Long-term amounts
Commodity contracts	1	1	1	—
Embedded derivatives in Series A Preferred Units	—	—	30	19
Total derivatives	$12	$4	$34	$28
The Partnership’s statements of operations for the three and nine months ended September 30, 2014 and 2013 were impacted by derivative instruments activities as follows:

		Three Months Ended September 30,
		2014	2013
Derivatives not designated in a hedging relationship	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity derivatives	Revenues	$18	$(10)
Embedded derivatives in Series A Preferred Units	Other income & deductions, net	(1)	24
		$17	$14

		Nine Months Ended September 30,
		2014	2013
Derivatives not designated in a hedging relationship	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Derivatives
Embedded derivatives in Series A Preferred Units	Other income & deductions, net	(11)	2
		$(11)	$2

7. LONG-TERM DEBT
Obligations in the form of senior notes and borrowings under the revolving credit facility are as follows:

	September 30, 2014	December 31, 2013
Senior notes	$5,688	$2,800
Revolving loans	689	510
Unamortized premium and discounts	50	—
Long-term debt	$6,427	$3,310
Availability under revolving credit facility:
Total credit facility limit	$1,500	$1,200
Revolving loans	(689)	(510)
Letters of credit	(25)	(14)
Total available	$786	$676
Long-term debt maturities as of September 30, 2014 for each of the next five years are as follows:

Years Ending December 31,	Amount
2014 (remainder)	$—
2015	—
2016	—
2017	—
2018	600
Thereafter	5,777
Total *	$6,377

*	Excludes a $70 million unamortized premium on the 2020 PVR Notes and the 2021 PVR Notes assumed by the Partnership and a $20 million unamortized discount on the combined 2022 Notes.
Revolving Credit Facility
In February 2014, RGS entered into the First Amendment to the Sixth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) to, among other things, expressly permit the pending PVR and Eagle Rock Midstream acquisitions, and to increase the commitment to $1.5 billion and increase the uncommitted incremental facility to $500 million. The amendment allowed the Partnership to assume the series of PVR senior notes that mature prior to the Credit Agreement.
In September 2014, RGS entered into the Second Amendment to the Credit Agreement to, among other things, increase the letter of credit sublimit from $50 million to $100 million, with none of the four individual issuing banks being required to issue letters of credit in excess of $25 million; increase in the general basket of permitted investments from $300 million to $500 million; add provisions permitting investments in ORS affording it similar treatment to the Partnership’s existing joint ventures; and update various swap agreement provisions to conform to current market standards.
The weighted average interest rate on the amounts outstanding under the Partnership’s Credit Agreement was 2.66% as of September 30, 2014.
Senior Notes
In February 2014, the Partnership and Finance Corp. issued $900 million of senior notes that mature on March 1, 2022 (the “2022 Notes”). The 2022 Notes bear interest at 5.875% with interest payable semi-annually in arrears on September 1 and March 1. At any time prior to December 1, 2021, the Partnership may redeem some or all of the notes at 100% of the principal amount thereof, plus a “make-whole” redemption price and accrued and unpaid interest, if any, to the redemption date. On or after December 1, 2021, the Partnership may redeem some or all of the notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If the Partnership undergoes certain change of control transactions, the Partnership may be required to offer to purchase the notes from holders. The 2022 Notes are guaranteed by the Partnership’s existing consolidated subsidiaries except Finance Corp, ELG and ORS. The 2022 Notes rank equally in right of payment with all of the Partnership’s existing and future senior unsecured debt, including the Partnership’s other outstanding Senior Notes, and contain the same covenants as the Partnership’s other existing Senior Notes.

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

In July 2014, the Partnership exchanged $499 million of 8.375% Senior Notes due 2019 (the “Eagle Rock Notes”) of Eagle Rock and Eagle Rock Energy Finance Corp. for 8.375% Senior Notes due 2019 issued by the Partnership and Finance Corp. (the “New Partnership Notes”). The New Partnership Notes have substantially the same economic terms as the outstanding Eagle Rock Notes, including interest rate, interest payment dates, optional redemption terms and maturity. The New Partnership Notes rank equally with the Partnership’s existing Senior Notes.

In July 2014, the Partnership and Finance Corp. issued $700 million of senior notes that mature on October 1, 2022 (the “October 2022 Notes”). The October 2022 Notes bear interest at 5% with interest payable semi-annual in arrears on October 1 and April 1, beginning April 1, 2015. At any time prior to July 1, 2022, the Partnership may redeem some or all of the notes at 100% of the principal amount thereof, plus a “make-whole” redemption price and accrued and unpaid interest, if any, to the redemption date. On or after, July 1, 2022, the Partnership may redeem some or all of the notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If the Partnership undergoes certain change of control transactions, it may be required to offer to purchase the notes from holders. The October 2022 Notes will be guaranteed by substantially all of the Partnership’s consolidated subsidiaries, except Finance Corp., ELG and ORS. The October 2022 Notes rank equally in right of payment with all of its existing and future senior unsecured debt, including its other outstanding Senior Notes, and contain substantially the same covenants as its other existing Senior Notes.

In July 2014, the Partnership redeemed $83 million of the $473 million outstanding 2020 PVR Notes for $91 million, including $8 million of accrued interest and redemption premium.

On October 28, 2014, the Partnership issued a notice of redemption to the holders of the $600 million 2018 Notes, with a redemption date of December 2, 2014, for a total price of 103.438%.
At September 30, 2014, the Partnership was in compliance with all material covenants under the Credit Agreement and the indentures governing the Senior Notes.
The Senior Notes issued by the Partnership and Finance Corp. will be fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Partnership’s existing, 100% owned, consolidated subsidiaries, except for ELG, Aqua - PVR and ORS.
8. COMMITMENTS AND CONTINGENCIES
Legal. The Partnership is involved in various claims, lawsuits and audits by taxing authorities incidental to its business. These claims and lawsuits in the aggregate are not expected to have a material adverse effect on the Partnership’s business, financial condition, results of operations or cash flows.
PVR Shareholder Litigation. Five putative class action lawsuits challenging the PVR Acquisition are currently pending. All of the cases name PVR, PVR GP and the current directors of PVR GP, as well as the Partnership and the General Partner (collectively, the “Regency Defendants”), as defendants. Each of the lawsuits has been brought by a purported unitholder of PVR, both individually and on behalf of a putative class consisting of public unitholders of PVR. The lawsuits generally allege, among other things, that the directors of PVR GP breached their fiduciary duties to unitholders of PVR, that PVR GP, PVR and the Regency Defendants aided and abetted the directors of PVR GP in the alleged breach of these fiduciary duties, and, as to the actions in federal court, that some or all of PVR, PVR GP, and the directors of PVR GP violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act. The lawsuits purport to seek, in general, (i) injunctive relief, (ii) disclosure of certain additional information concerning the transaction, (iii) in the event the merger is consummated, rescission or an award of rescissory damages, (iv) an award of plaintiffs’ costs and (v) the accounting for damages allegedly causes by the defendants to these actions, and, (vi) such further relief as the court deems just and proper. The styles of the pending cases are as follows: David Naiditch v. PVR Partners, L.P., et al. (Case No. 9015-VCL) in the Court of Chancery of the State of Delaware); Charles Monatt v. PVR Partners, LP, et al. (Case No. 2013-10606) and Saul Srour v. PVR Partners, L.P., et al. (Case No. 2013-011015), each pending in the Court of Common Pleas for Delaware County, Pennsylvania; Stephen Bushansky v. PVR Partners, L.P., et al. (C.A. No. 2:13-cv-06829-HB); and Mark Hinnau v. PVR Partners, L.P., et al. (C.A. No. 2:13-cv-07496-HB), pending in the United States District Court for the Eastern District of Pennsylvania.

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

Trial commenced on March 24, 2014 and on April 17, 2014, the jury found in favor of ULS and assessed damages against Regency Marcellus of approximately $24 million plus interest and penalties. In June 2014, ULS and Regency Marcellus reached a settlement in this matter, the terms of which are confidential. The settlement did not have a material adverse effect on the Partnership’s business or financial position.

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

The table below reflects the environmental liabilities recorded at September 30, 2014 and December 31, 2013. Except as described above, the Partnership does not have any material environmental remediation matters assessed as reasonably possible that would require disclosure in the financial statements.

	September 30, 2014	December 31, 2013
Current	$2	$2
Noncurrent	8	6
Total environmental liabilities	$10	$8
The Partnership recorded less than $1 million in expenditures related to environmental remediation for the nine months ended September 30, 2014.
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
PADEP Consent Assessment. On October 21, 2013 the PADEP presented the Partnership’s subsidiary, Regency Marcellus Gas Gathering LLC (“Regency Marcellus”), with a proposed Consent Assessment of Civil Penalty totaling approximately $0.3 million in connection with alleged erosion and sediment control violations incurred during construction of its pipelines and related facilities in Lycoming and Tioga Counties, Pennsylvania. In September 2014, Regency Marcellus entered into a Consent Assessment of Civil Penalty (“Assessment”) with the PADEP, settling and resolving the penalty assessment. Pursuant to the Assessment, Regency Marcellus agreed to pay a civil penalty of approximately $0.3 million to settle the aforementioned violations alleged by the PADEP. Such penalty was paid in full in September 2014.
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

9. RELATED PARTY TRANSACTIONS
As of September 30, 2014 and December 31, 2013, details of the Partnership’s related party receivables and related party payables were as follows:

	September 30, 2014	December 31, 2013
Related party receivables
ETE and its subsidiaries	$48	$25
HPC	1	1
Ranch JV	—	2
Other	3	—
Total related party receivables	$52	$28

Related party payables
ETE and its subsidiaries	$43	$68
HPC	1	1
Total related party payables	$44	$69
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
The Partnership incurred total service fees related to the agreements described above from ETE and its subsidiaries of $1 million and $2 million for the three months ended September 30, 2014 and 2013, respectively, and $4 million and $9 million for the nine months ended September 30, 2014 and 2013, respectively.
In conjunction with distributions by the Partnership to the limited and general partner interests, ETE and its subsidiaries received cash distributions of $53 million and $31 million for the three months ended September 30, 2014 and 2013, respectively, and $119 million and $62 million for the nine months ended September 30, 2014 and 2013, respectively.
The Partnership’s Contract Services segment provides contract compression and treating services to subsidiaries of ETE and records revenue in gathering, transportation and other fees. The Partnership’s Contract Services segment purchased compression equipment from a subsidiary of ETE for $27 million and $39 million during the three months ended September 30, 2014 and 2013, respectively, and $58 million and $76 million for the nine months ended September 30, 2014 and 2013, respectively.
Transactions with Lone Star. Subsidiaries of the Partnership have entered into various agreements to sell NGLs to Lone Star. For the three and nine months ended September 30, 2014, the Partnership had recorded $86 million and $193 million, respectively, in NGL sales under these contracts of which the unsettled portion are included in the related party receivable from ETE and its subsidiaries.
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

Transactions with HPC. Under a Master Services Agreement with HPC, the Partnership operates and provides all employees and services for the operation and management of HPC. The related party general and administrative expenses reimbursed to the Partnership were $3 million and $4 million for the three months ended September 30, 2014 and 2013, respectively, and $11 million and $14 million for the nine months ended September 30, 2014 and 2013, respectively, which are recorded in gathering, transportation and other fees.
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
10. SEGMENT INFORMATION
The Partnership has six reportable segments: Gathering and Processing, Natural Gas Transportation, NGL Services, Contract Services, Natural Resources and Corporate. The reportable segments are as described below:

•
Gathering and Processing. The Partnership provides “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs from the raw natural gas and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems, the gathering of oil (crude and/or condensate, a lighter oil) received from producers, the gathering and disposing of salt water, and natural gas and NGL marketing and trading. This segment also includes the Partnership’s 60% membership interest in ELG, which operates natural gas gathering, oil pipeline, and oil stabilization facilities in south Texas, the Partnership’s 33.33% membership interest in Ranch JV, which processes natural gas delivered from NGL-rich shale formations in west Texas, the Partnership’s 50% interest in Sweeny JV, the Partnership’s 51% membership interest in Aqua - PVR, which transports and supplies fresh water to natural gas producers in the Marcellus shale in Pennsylvania, and the Partnership’s 75% membership interest in ORS, which will operate a natural gas gathering system in the Utica shale in Ohio. The Partnership completed the SUGS Acquisition on April 30, 2013 which was a reorganization of entities under common control.

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

Results for each segment are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
External Revenues
Gathering and Processing	$1,387	$603	$3,254	$1,671
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	76	58	217	159
Natural Resources	18	—	40	—
Corporate	2	4	13	14
Eliminations	—	—	—	—
Total	$1,483	$665	$3,524	$1,844

Intersegment Revenues
Gathering and Processing	$—	$—	$—	$—
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	3	4	11	11
Natural Resources	—	—	—	—
Corporate	—	—	—	—
Eliminations	(3)	(4)	(11)	(11)
Total	$—	$—	$—	$—

Segment Margin
Gathering and Processing	$349	$136	$784	$383
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	66	52	185	149
Natural Resources	18	—	40	—
Corporate	2	4	9	14
Eliminations	(3)	(4)	(11)	(11)
Total	$432	$188	$1,007	$535

Operation and Maintenance
Gathering and Processing	$104	$63	$237	$177
Natural Gas Transportation	—	—	—	—
NGL Services	—	—	—	—
Contract Services	21	19	62	53
Natural Resources	4	—	9	—
Corporate	1	—	2	1
Eliminations	(1)	(4)	(10)	(11)
Total	$129	$78	$300	$220

The table below provides a reconciliation of total segment margin to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segment margin	$432	$188	$1,007	$535
Operation and maintenance	(129)	(78)	(300)	(220)
General and administrative	(36)	(13)	(123)	(64)
(Loss) gain on asset sales, net	(1)	1	1	(1)
Depreciation, depletion and amortization	(122)	(74)	(384)	(207)
Income from unconsolidated affiliates	53	37	143	103
Interest expense, net	(86)	(41)	(220)	(119)
Gain (loss) on debt refinancing, net	2	—	2	(7)
Other income and deductions, net	(2)	24	(7)	3
Income before income taxes	$111	$44	$119	$23
The tables below provide amounts reflected in the condensed consolidated balance sheets for each segment:

Total Assets	September 30, 2014	December 31, 2013
Gathering and Processing	$12,310	$4,748
Natural Gas Transportation	1,132	991
NGL Services	1,145	1,070
Contract Services	1,977	1,897
Natural Resources	515	—
Corporate and Others	101	76
Total	$17,180	$8,782

Investments in Unconsolidated Affiliates	September 30, 2014	December 31, 2013
Gathering and Processing	$83	$36
Natural Gas Transportation	1,131	991
NGL Services	1,145	1,070
Natural Resources	12	—
Total	$2,371	$2,097
11. EQUITY-BASED COMPENSATION
The Partnership’s LTIP for its employees, directors and consultants authorizes grants up to 5,865,584 common units. LTIP compensation expense of $3 million and $2 million was recorded in general and administrative expense for the three months ended September 30, 2014 and 2013, respectively, and $8 million and $5 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table presents phantom units activity for the nine months ended September 30, 2014:

Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	982,242	$23.16
Service condition grants	810,682	26.55
Vested service condition	(6,610)	25.88
Forfeited service condition	(91,234)	24.81
Outstanding at end of period	1,695,080	$24.68
The Partnership expects to recognize $30 million of compensation expense related to non-vested phantom units over a weighted-average period of 3.2 years.
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
The following table presents the Partnership’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2014			Fair Value Measurements at December 31, 2013
	Fair Value Total	Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value Total	Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Commodity Derivatives:
Natural Gas	$5	$5	$—	$2	$2	$—
NGLs	3	3	—	2	2	—
Condensate	4	4	—	—	—	—
Total Assets	$12	$12	$—	$4	$4	$—

Liabilities
Commodity Derivatives:
Natural Gas	$2	$2	$—	$4	$4	$—
NGLs	1	1	—	4	4	—
Condensate	1	1	—	1	1	—
Embedded derivatives in Series A Preferred Units	30	—	30	19	—	19
Total Liabilities	$34	$4	$30	$28	$9	$19
The following table presents the material unobservable inputs used to estimate the fair value of the embedded derivatives in the Series A Preferred Units:

Unobservable Input	September 30, 2014
Credit Spread	4.06%
Changes in the Partnership’s cost of equity and U.S. Treasury yields would cause a change in the credit spread used to value the embedded derivatives.

The following table presents the changes in Level 3 derivatives measured on a recurring basis for the nine months ended September 30, 2014. There were no transfers between the fair value hierarchy levels for the nine months ended September 30, 2014.

Embedded Derivatives in Series A Preferred Units
Net liability balance at December 31, 2013	$19
Change in fair value recorded in other income and deductions	11
Net liability balance at September 30, 2014	$30
The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Long-term debt, other than the Senior Notes, is comprised of borrowings under which interest accrues under a floating interest rate structure. Accordingly, the carrying value approximates fair value.
The aggregate fair value and carrying amount of the Senior Notes at September 30, 2014 were $5.9 billion and $5.69 billion, respectively. As of December 31, 2013, the aggregate fair value and carrying amount of the Senior Notes were $2.83 billion and $2.80 billion, respectively. The fair value of the Senior Notes is a Level 1 valuation based on third party market value quotations.
13. CONSOLIDATING GUARANTOR FINANCIAL INFORMATION
ELG, Aqua - PVR, and ORS do not fully and unconditionally guarantee, on a joint and several basis, the Senior Notes issued and outstanding as of September 30, 2014, by the Partnership and Finance Corp. Included in the Parent financial statements are the Partnership’s intercompany investments in all consolidated subsidiaries and the Partnership’s investments in unconsolidated affiliates. ELG, Aqua - PVR, and ORS are included in the non-guarantor subsidiaries.

The consolidating financial information for the Parent, Guarantor Subsidiaries, and Non Guarantor Subsidiaries are as follows:

	September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
ASSETS
Cash	$—	$—	$22	$(7)	$15
All other current assets	—	671	31	(1)	701
Property, plant, and equipment, net	—	8,759	321	(87)	8,993
Investments in subsidiaries	21,257	—	—	(21,257)	—
Investments in unconsolidated affiliates	—	2,207	—	164	2,371
All other assets	—	5,100	—	—	5,100
TOTAL ASSETS	$21,257	$16,737	$374	$(21,188)	$17,180

LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
All other current liabilities	—	810	16	(1)	825
Long-term liabilities	5,801	763	3	(3)	6,564
Noncontrolling interest	—	—	—	117	117
Total partners’ capital	15,456	15,164	355	(21,301)	9,674
TOTAL LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST	$21,257	$16,737	$374	$(21,188)	$17,180

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
ASSETS
Cash	$—	$—	$19	$—	$19
All other current assets	—	366	15	—	381
Property, plant, and equipment, net	—	4,244	174	—	4,418
Investments in subsidiaries	10,446	—	—	(10,446)	—
Investments in unconsolidated affiliates	—	1,995	—	102	2,097
All other assets	—	1,867	—	—	1,867
TOTAL ASSETS	$10,446	$8,472	$208	$(10,344)	$8,782

LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
All other current liabilities	—	466	9	—	475
Long-term liabilities	2,832	559	—	—	3,391
Noncontrolling interest	—	—	—	102	102
Total partners’ capital	7,614	7,447	199	(10,446)	4,814
TOTAL LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST	$10,446	$8,472	$208	$(10,344)	$8,782

	Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$1,466	$18	$(1)	$1,483
Operating costs, expenses, and other	—	1,334	9	(4)	1,339
Operating income	—	132	9	3	144
Income from unconsolidated affiliates	—	52	—	1	53
Interest expense, net	(85)	(1)	—	—	(86)
Gain (loss) on debt refinancing, net	2	—	—	—	2
Equity in consolidated subsidiaries	190	—	—	(190)	—
Other income and deductions, net	(2)	—	—	—	(2)
Income before income taxes	105	183	9	(186)	111
Income tax expense	2	2	—	—	4
Net income	103	181	9	(186)	107
Net income attributable to noncontrolling interest	—	—	—	(4)	(4)
Net income attributable to Regency Energy Partners LP	$103	$181	$9	$(190)	$103

Total other comprehensive income	$—	$—	$—	$—	$—
Comprehensive income	103	181	9	(186)	107
Comprehensive income attributable to noncontrolling interest	—	—	—	4	4
Comprehensive income attributable to Regency Energy Partners LP	$103	$181	$9	$(190)	$103

	Three Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$654	$11	$—	$665
Operating costs, expenses, and other	—	637	4	—	641
Operating income	—	17	7	—	24
Income from unconsolidated affiliates	—	37	—	—	37
Interest expense, net	(37)	(4)	—	—	(41)
Equity in consolidated subsidiaries	52	—	—	(52)	—
Other income and deductions, net	25	(1)	—	—	24
Income before income taxes	40	49	7	(52)	44
Income tax benefit	—	2	—	—	2
Net income	40	47	7	(52)	42
Net income attributable to noncontrolling interest	—	(4)	—	1	(3)
Net income attributable to Regency Energy Partners LP	$40	$43	$7	$(51)	$39

Total other comprehensive income	$—	$—	$—	$—	$—
Comprehensive income	40	47	7	(52)	42
Comprehensive income attributable to noncontrolling interest	—	4	—	(1)	3
Comprehensive income attributable to Regency Energy Partners LP	$40	$43	$7	$(51)	$39

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$3,477	$49	$(2)	$3,524
Operating costs, expenses, and other	—	3,306	24	(7)	3,323
Operating income	—	171	25	5	201
Income from unconsolidated affiliates	—	143	—	—	143
Interest expense, net	(206)	(14)	—	—	(220)
Gain (loss) on debt refinancing, net	3	(1)	—	—	2
Equity in consolidated subsidiaries	327	—	—	(327)	—
Other income and deductions, net	(11)	4	—	—	(7)
Income before income taxes	113	303	25	(322)	119
Income tax expense	3	—	1	—	4
Net income	110	303	24	(322)	115
Net income attributable to noncontrolling interest	—	—	—	(11)	(11)
Net income attributable to Regency Energy Partners LP	$110	$303	$24	$(333)	$104

Total other comprehensive income	$—	$—	$—	$—	$—
Comprehensive income	110	303	24	(322)	115
Comprehensive income attributable to noncontrolling interest	—	—	—	11	11
Comprehensive income attributable to Regency Energy Partners LP	$110	$303	$24	$(333)	$104

	Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$1,825	$19	$—	$1,844
Operating costs, expenses, and other	3	1,789	9	—	1,801
Operating (loss) income	(3)	36	10	—	43
Income from unconsolidated affiliates	—	103	—	—	103
Interest expense, net	(106)	(13)	—	—	(119)
Loss on debt refinancing, net	(7)	—	—	—	(7)
Equity in consolidated subsidiaries	135	—	—	(135)	—
Other income and deductions, net	3	—	—	—	3
Income before income taxes	22	126	10	(135)	23
Income tax benefit	—	(1)	—	—	(1)
Net income	22	127	10	(135)	24
Net income attributable to noncontrolling interest	—	(4)	—	—	(4)
Net income attributable to Regency Energy Partners LP	$22	$123	$10	$(135)	$20

Total other comprehensive income	$—	$—	$—	$—	$—
Comprehensive income	22	127	10	(135)	24
Comprehensive income attributable to noncontrolling interest	—	4	—	—	4
Comprehensive attributable to Regency Energy Partners LP	$22	$123	$10	$(135)	$20

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows from operating activities	$—	$525	$46	$(1)	$570
Cash flows from investing activities	—	(1,747)	(19)	(8)	(1,774)
Cash flows from financing activities	—	1,222	(24)	2	1,200
Change in cash	—	—	3	(7)	(4)
Cash at beginning of period	—	—	19	—	19
Cash at end of period	$—	$—	$22	$(7)	$15

	Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows from operating activities	$—	$374	$7	$—	$381
Cash flows from investing activities	—	(1,019)	(86)	—	(1,105)
Cash flows from financing activities	—	645	38	—	683
Change in cash	—	—	(41)	—	(41)
Cash at beginning of period	—	—	53	—	53
Cash at end of period	$—	$—	$12	$—	$12

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
OVERVIEW. We are a growth-oriented publicly-traded Delaware limited partnership engaged in the gathering and processing, compression, treating and transportation of natural gas; the transportation, fractionation and storage of NGLs; the gathering, transportation and terminaling of oil (crude and/or condensate, a lighter oil) received from producers; natural gas marketing and trading; and the management of coal and natural resource properties in the United States. We focus on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring, Avalon and Granite Wash shales. Our assets are primarily located in Texas, Louisiana, Arkansas, Pennsylvania, California, Mississippi, Alabama, New Mexico and the mid-continent region of the United States, which includes Kansas, Colorado and Oklahoma. On February 3, 2014, we completed our acquisition of subsidiaries of Hoover that are engaged in crude oil gathering, transportation and terminaling, condensate handling, natural gas gathering, treating, and processing and water gathering and disposal services in the Southern Delaware Basin in west Texas. On March 21, 2014, we completed our previously announced acquisition of PVR. The PVR Acquisition enhances our geographic diversity with a strategic presence in the Marcellus and Utica shales in the Appalachian Basin and the Granite Wash in the Mid-Continent region. On July 1, 2014, we completed our previously announced acquisition of Eagle Rock’s midstream business. The Eagle Rock Midstream Acquisition complements our gathering and processing business and is expected to further diversify our basin exposure in the Texas Panhandle, east Texas and south Texas.
RECENT DEVELOPMENTS.
Hoover Energy Acquisition. On February 3, 2014, we acquired certain subsidiaries of Hoover for a total purchase price of $293 million, consisting of (i) 4,040,471 common units issued to Hoover, (ii) $184 million in cash, and (iii) $2 million in asset retirement obligations assumed. The Hoover Acquisition increases our fee-based revenue and expands our existing footprint in the southern portion of the Delaware Basin in west Texas and our services to producers into crude and water gathering. A portion of the consideration is being held in escrow as security for certain indemnification claims. We financed the cash portion of the purchase price through borrowings under our revolving credit facility.

PVR Acquisition. On March 21, 2014, we acquired PVR for a total purchase price of $5.7 billion (based on our closing price of $27.82 per unit on March 21, 2014), including $1.8 billion of assumed debt. PVR unitholders received (on a per unit basis) 1.02 common units and a one-time cash payment of $36 million, which was funded through borrowings under our revolving credit facility. The PVR Acquisition enhances our geographic diversity with a strategic presence in the Marcellus and Utica shales in the Appalachian Basin and the Granite Wash in the Mid-Continent region.

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

Eagle Rock Midstream Acquisition. On July 1, 2014, we acquired Eagle Rock’s midstream business for $1.3 billion, including the issuance of 8.2 million Regency common units to Eagle Rock and the assumption of $499 million of Eagle Rock’s 8.375% Senior Notes due 2019. The remainder of the purchase price was funded by $400 million in common units issued to ETE and borrowings under our revolving credit facility. This acquisition is expected to complement our core gathering and processing business, and when combined with the PVR Acquisition, is expected to further diversify our basin exposure in the Texas Panhandle, east Texas and south Texas.

Ohio River System. In August 2014, we entered into a joint venture with American Energy - Midstream, LLC (“AEM”) to form ORS. On behalf of ORS, we will construct and operate our Ohio Utica River System, (the “system”) which consists of a 52-mile, 36-inch gathering trunkline that will be capable of delivering up to 2.1 bcf/d to Rockies Express Pipeline (“REX”) and Texas Eastern Transmission, and potentially others and the construction of 25,000 horsepower of compression at the REX interconnect.

The system is expected to be completed in the third quarter of 2015. Total costs for the system are expected to be approximately $500 million, 75% contributed from us and 25% contributed from AEM, which will be reflected on our consolidated balance sheet as a noncontrolling interest. Additionally, we and American Energy - Utica, LLC (“AEU”) entered into a gathering agreement for gas produced from the Utica Shale in eastern Ohio by AEU.
Mi Vida JV. In October 2014, our wholly owned subsidiary, Regency Mi Vida LLC ("Regency Mi Vida"), entered into a joint venture with Anadarko Mi Vida LLC ("Anadarko"). Anadarko and Regency Mi Vida each own a 50% membership interest in the new joint venture, Mi Vida JV LLC (“Mi Vida JV”), a Delaware limited liability company. We will construct and operate a 200 MMcf/d cryogenic processing plant and related facilities, in west Texas, on behalf of Mi Vida JV.
Lone Star Frac III. On November 5, 2014, we and ETP announced that Lone Star will construct a third natural gas liquids fractionator at its facility in Mont Belvieu, Texas, which will bring Lone Star’s total fractionation capacity at Mont Belvieu to 300,000 Bbls/d. Lone Star’s third fractionator is scheduled to be operational by December 2015.
OUR OPERATIONS. We divide our operations into the following six business segments:

•
Gathering and Processing. We provide “wellhead-to-market” services to producers of natural gas, which include transporting raw natural gas from the wellhead through gathering systems, processing raw natural gas to separate NGLs from the raw natural gas and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems, the gathering, transportation and terminaling of oil (crude and/or condensate, a lighter oil) received from producers, the gathering and disposing of salt water, and natural gas and NGL marketing and trading. This segment also includes our 60% membership interest in ELG, which operates natural gas gathering, oil pipeline, and oil stabilization facilities in south Texas, our 33.33% membership interest in Ranch JV, which processes natural gas delivered from NGL-rich shale formations in west Texas, our 50% membership interest in Sweeny JV, our 51% membership interest in Aqua - PVR, which transports and supplies fresh water to natural gas producers in the Marcellus shale in Pennsylvania, and our 75% membership interest in ORS, which will operate a natural gas gathering system in the Utica shale in Ohio. We completed the SUGS Acquisition on April 30, 2013 which was a reorganization of entities under common control.

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

•
NGL Services. We own a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including NGL pipelines, storage, fractionation and processing facilities located in Texas, New Mexico, Mississippi and Louisiana.

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
We do not record segment margin for our investments in unconsolidated affiliates (HPC, MEP, Lone Star, Ranch JV, Aqua - PVR, Coal Handling and Sweeny JV) because we record our ownership percentage of their net income as income from unconsolidated affiliates in accordance with the equity method of accounting.
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
Adjusted Segment Margin and Adjusted Total Segment Margin. We define adjusted segment margin as segment margin adjusted for non-cash (gains) losses from commodity derivatives, the 40% of ELG margin attributable to the holder of the noncontrolling interest, the 25% ORS margin attributable to the holder of the noncontrolling interest, and our 33.33% portion of Ranch JV margin. Our adjusted total segment margin equals the sum of our operating segments’ adjusted segment margins or segment margins, including intersegment eliminations. Adjusted segment margin and adjusted total segment margin are included as supplemental disclosures because they are primary performance measures used by management as they represent the results of product purchases and sales, a key component of our operations.
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
EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) plus interest expense, provision for income taxes and depreciation, depletion and amortization expense. We define adjusted EBITDA as EBITDA plus or minus the following:

•	non-cash loss (gain) from commodity and embedded derivatives;

•	non-cash unit-based compensation;

•	loss (gain) on asset sales, net;

•	(gain) loss on debt refinancing;

•	other non-cash (income) expense, net;

•	our interest in ELG and ORS adjusted EBITDA less adjusted EBITDA attributable to ELG and ORS; and

•	our interest in adjusted EBITDA from unconsolidated affiliates less income from unconsolidated affiliates.
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
The following table presents a reconciliation of EBITDA and adjusted EBITDA to net cash flows provided by operating activities and to net income for the Partnership:

	Nine Months Ended September 30,
Reconciliation of “Adjusted EBITDA” to net cash flows provided by operating activities and net income	2014	2013
Net cash flows provided by operating activities	$570	$381
Add (deduct):
Depreciation, depletion and amortization, including debt issuance cost amortization and bond premium write-off and amortization	(363)	(211)
Income from unconsolidated affiliates	143	103
Derivative valuation change	3	(3)
Gain (loss) on asset sales, net	1	(1)
Unit-based compensation expenses	(8)	(5)
Trade accounts receivable and related party receivables	45	73
Other current assets and other current liabilities	(52)	26
Trade accounts payable and related party payables	(73)	(103)
Distributions of earnings received from unconsolidated affiliates	(147)	(108)
Cash flow changes in other assets and liabilities	(4)	(128)
Net income	115	24
Add (deduct):
Interest expense, net	220	119
Depreciation, depletion and amortization expense	384	207
Income tax expense (benefit)	4	(1)
EBITDA	723	349
Add (deduct):
Partnership’s interest in unconsolidated affiliates’ adjusted EBITDA	240	188
Income from unconsolidated affiliates	(143)	(103)
Non-cash gain from commodity and embedded derivatives	(3)	—
(Gain) loss on debt extinguishment	(2)	7
Other expense, net	41	5
Adjusted EBITDA	$856	$446

The following tables present reconciliations of net income to adjusted EBITDA for our unconsolidated affiliates, on a 100% basis, and the Partnership’s interest in adjusted EBITDA for the nine months ended September 30, 2014 and 2013 (The adjusted EBITDA for our investments in Aqua - PVR and Coal Handling is from March 21, 2014 (the acquisition date) to September 30, 2014, the adjusted EBITDA for our investments in Sweeny JV from July 1, 2014 (its acquisition date) to September 30, 2014 was not material):

	Nine Months Ended September 30, 2014
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR	Coal Handling	Total
Net income (loss)	$50	$65	$276	$21	$(4)	$3
Add:
Depreciation and amortization	27	52	78	4	7	1
Income tax expense	—	—	3	1	—	—
Interest expense, net	10	37	—	—	—	—
Adjusted EBITDA	87	154	357	26	3	4
Ownership interest	49.99%	50%	30%	33.33%	51%	50%
Partnership’s interest in adjusted EBITDA	$43	$77	$107	$9	$2	$2	$240

	Nine Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV	Total
Net income	$56	$63	$160	$2
Add:
Depreciation and amortization	27	52	61	4
Interest expense, net	2	38	—	—
Other expenses, net	—	—	2	—
Adjusted EBITDA	85	153	223	6
Ownership interest	49.99%	50%	30%	33.33%
Partnership’s interest in adjusted EBITDA	$42	$77	$67	$2	$188

The following table presents a reconciliation of total segment margin and adjusted total segment margin to net income for the three and nine months ended September 30, 2014 and 2013 for the Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$107	$42	$115	$24
Add (deduct):
Operation and maintenance	129	78	300	220
General and administrative	36	13	123	64
Loss (gain) on asset sales, net	1	(1)	(1)	1
Depreciation, depletion and amortization	122	74	384	207
Income from unconsolidated affiliates	(53)	(37)	(143)	(103)
Interest expense, net	86	41	220	119
Loss on debt refinancing, net	(2)	—	(2)	7
Other income and deductions, net	2	(24)	7	(3)
Income tax expense (benefit)	4	2	4	(1)
Total segment margin	432	188	1,007	535
Add (deduct):
Non-cash (gain) loss from commodity derivatives	(17)	9	(13)	2
Segment margin related to noncontrolling interests of ELG	(7)	(4)	(19)	(8)
Segment margin related to ownership percentage in Ranch JV	4	1	10	3
Adjusted total segment margin	$412	$194	$985	$532

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	Change	Percent
Total revenues	$1,483	$665	$818	123%
Cost of sales	1,051	477	(574)	120
Total segment margin (1)	432	188	244	130
Operation and maintenance	129	78	(51)	65
General and administrative	36	13	(23)	177
Loss (gain) on asset sales, net	1	(1)	(2)	200
Depreciation, depletion and amortization	122	74	(48)	65
Operating income	144	24	120	500
Income from unconsolidated affiliates	53	37	16	43
Interest expense, net	(86)	(41)	(45)	110
Gain on debt refinancing	2	—	2	100
Other income and deductions, net	(2)	24	(26)	108
Income before income taxes	111	44	67	152
Income tax expense	4	2	(2)	100
Net income	107	42	65	155
Net income attributable to noncontrolling interest	(4)	(3)	(1)	33
Net income attributable to Regency Energy Partners LP	$103	$39	$64	164
Gathering and processing segment margin	$349	$136	$213	157
Non-cash (gain) loss from commodity derivatives	(17)	9	(26)	289
Segment margin related to noncontrolling interests of ELG	(7)	(4)	(3)	75
Segment margin related to ownership percentage in Ranch JV	4	1	3	300
Adjusted gathering and processing segment margin	329	142	187	132
Contract services segment margin (2)	66	52	14	27
Natural resources segment margin	18	—	18	100
Corporate segment margin	2	4	(2)	50
Intersegment eliminations (2)	(3)	(4)	1	25
Adjusted total segment margin	$412	$194	$218	112%
__________________

(1)
For a reconciliation of total segment margin to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the reconciliation of total segment margin and adjusted total segment margin.

(2)
Contract Services segment margin includes intersegment revenues of $3 million and $4 million for the three months ended September 30, 2014 and 2013, respectively. These intersegment revenues were eliminated upon consolidation.

Net Income Attributable to Regency Energy Partners LP. We recorded net income of $103 million for the three months ended September 30, 2014 compared to net income of $39 million for the three months ended September 30, 2013. The major components of this change were as follows:

•
$244 million increase in total segment margin primarily due to a $179 million contribution in segment margin from the PVR, Eagle Rock and Hoover acquisitions and increased volumes in south and west Texas and north Louisiana in our Gathering and Processing segment;

•
$16 million increase in income from unconsolidated subsidiaries primarily related to an increase in volumes fractionated at Lone Star Fractionator II which was commissioned in late 2013 and an increase in volumes transported from west Texas; offset by

•	$51 million increase in operation and maintenance expense primarily due to our 2014 acquisitions and organic growth in south and west Texas;

•
$48 million increase in depreciation, depletion and amortization primarily due to the completion of various organic growth projects and an increase associated with the PVR, Hoover, and Eagle Rock acquisitions;

•
$45 million increase in interest expense, net primarily due to the issuance of $900 million 5.875% senior notes issued in February 2014 and $25 million in interest expense related to the senior notes assumed in the PVR and Eagle Rock acquisitions; and

•	$23 million increase in general and administrative expenses primarily due to higher acquisitions costs and employee expenses.
Adjusted Total Segment Margin. Adjusted total segment margin increased to $412 million in the three months ended September 30, 2014 from $194 million in the three months ended September 30, 2013. The major components of this change were as follows:

•
Adjusted Gathering and Processing segment margin increased to $329 million during the three months ended September 30, 2014 from $142 million for the three months ended September 30, 2013 primarily due to volume growth in south and west Texas and north Louisiana, and a $161 million contribution from the PVR, Eagle Rock and Hoover acquisitions. Total Gathering and Processing throughput increased to 5,680,000 MMBtu/d during the three months ended September 30, 2014, including 3,102,000 MMBtu/d from the PVR, Eagle Rock and Hoover acquisitions, from 2,178,000 MMBtu/d during the three months ended September 30, 2013. Total NGL gross production increased to 178,000 Bbls/d during the three months ended September 30, 2014 from 96,700 Bbls/d during the three months ended September 30, 2013;

•	Natural Resources segment margin was $18 million during the three months ended September 30, 2014. Coal royalty tonnage for the same period was 3,544,000, for an average royalty per ton of $4.04; and

•
Contract Services segment margin increased to $66 million during the three months ended September 30, 2014 from $52 million for the three months ended September 30, 2013. As of September 30, 2014 and 2013, total revenue generating horsepower was 1,251,000 and 1,014,000, inclusive of 35,000 and 40,000, respectively, of revenue generating horsepower utilized by our Gathering and Processing segment.

Operation and Maintenance. Operation and maintenance expense increased to $129 million in the three months ended September 30, 2014 from $78 million during the three months ended September 30, 2013. The change was primarily due to the following:

•	$29 million increase in pipeline and plant maintenance and materials expenses primarily due to organic growth in south and west Texas as well as the PVR, Eagle Rock and Hoover acquisitions;

•	$10 million increase in employee expenses related to an increase in headcount from the PVR, Eagle Rock, and Hoover acquisitions;

•	$3 million increase in utilities expenses primarily due to additional facilities related to the PVR, Hoover, and Eagle Rock acquisitions; and

•	$3 million increase in operating and maintenance expenses related to the Natural Resources segment.
General and Administrative. General and administrative expense increased to $36 million in the three months ended September 30, 2014 from $13 million in the three months ended September 30, 2013 primarily due to a $13 million increase in employee costs and a $10 million increase due to additional employees and costs from the PVR, Eagle Rock and Hoover acquisitions.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $122 million in the three months ended September 30, 2014 from $74 million in the three months ended September 30, 2013, primarily due to the completion of various organic growth projects since July 2013 and assets acquired from PVR, Eagle Rock and Hoover.

Income from Unconsolidated Affiliates. Income from unconsolidated affiliates increased to $53 million for the three months ended September 30, 2014 from $37 million for the three months ended September 30, 2013. The schedule below summarizes the components of income from unconsolidated affiliates and our ownership interest for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30, 2014
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR	Coal Handling	Total
Net income (loss)	$19	$21	$104	$8	$(1)	$1
Ownership interest	49.99%	50%	30%	33.33%	51%	50%
Share of unconsolidated affiliates’ net income (loss)	9	11	31	3	(1)	1
Less: Amortization of excess fair value of unconsolidated affiliates	(1)	—	—	—	—	—
Income from unconsolidated affiliates	$8	$11	$31	$3	$(1)	$1	$53

	Three Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV	Total
Net income	$18	$21	$61	$1
Ownership interest	49.99%	50%	30%	33.33%
Share of unconsolidated affiliates’ net income	9	11	18	—
Less: Amortization of excess fair value of unconsolidated affiliates	(1)	—	—	—
Income from unconsolidated affiliates	$8	$11	$18	$—	$37
Lone Star’s net income increased to $104 million for the three months ended September 30, 2014 from $61 million for the three months ended September 30, 2013, primarily due to an increase in volumes fractionated at Lone Star Fractionator II which was commissioned in late 2013, an increase in volumes transported from west Texas, and an increase in marketing net income. These increases were offset by a decrease in earnings attributable to our refinery off-gas fractionator in Geismar, LA.
The following table presents operational data for each of our unconsolidated affiliates for the three months ended September 30, 2014 and 2013 that we owned as of both dates:

		Three Months Ended September 30,
	Operational data	2014	2013
HPC	Throughput (MMBtu/d)	696,000	697,000
MEP	Throughput (MMBtu/d)	1,165,000	1,279,000
Lone Star	NGL Transportation — Total Volumes (Bbls/d)	232,000	172,000
	Refinery — Geismar Throughput (Bbls/d)	16,000	12,000
	Fractionation — Throughput Volume (Bbls/d)	209,000	72,000
Ranch JV	Throughput (MMBtu/d)	143,000	76,000
Interest Expense, Net. Interest expense, net increased to $86 million for the three months ended September 30, 2014 from $41 million for the three months ended September 30, 2013, primarily due to the interest related to our $900 million 5.875% senior notes issued in February 2014, the $700 million 5% senior notes issued in July 2014, $15 million in interest expense related to the senior notes assumed in the PVR Acquisition, and $10 million in interest expense related to the senior notes assumed in the Eagle Rock acquisition.
Other Income and Deductions, Net. Other income and deductions decreased to a $2 million loss from a $24 million gain for the three months ended September 30, 2014 and 2013, respectively, primarily due to a $26 million non-cash gain of the embedded derivative related to the Series A Preferred Units in September 2013 resulting from the conversion of a portion of the outstanding Series A Preferred Units in September 2013.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	Change	Percent
Total revenues	$3,524	$1,844	$1,680	91%
Cost of sales	2,517	1,309	(1,208)	92
Total segment margin (1)	1,007	535	472	88
Operation and maintenance	300	220	(80)	36
General and administrative	123	64	(59)	92
(Gain) loss on asset sales, net	(1)	1	2	200
Depreciation, depletion and amortization	384	207	(177)	86
Operating income	201	43	158	367
Income from unconsolidated affiliates	143	103	40	39
Interest expense, net	(220)	(119)	(101)	85
Gain (loss) on debt refinancing, net	2	(7)	9	129
Other income and deductions, net	(7)	3	(10)	333
Income before income taxes	119	23	96	417
Income tax expense (benefit)	4	(1)	5	500
Net income	115	24	91	379
Net income attributable to noncontrolling interest	(11)	(4)	(7)	175
Net income attributable to Regency Energy Partners LP	$104	$20	$84	420
Gathering and processing segment margin	$784	$383	$401	105
Non-cash (gain) loss from commodity derivatives	(13)	2	(15)	750
Segment margin related to noncontrolling interests of ELG	(19)	(8)	(11)	138
Segment margin related to ownership percentage in Ranch JV	10	3	7	233
Adjusted gathering and processing segment margin	762	380	382	101
Contract services segment margin (2)	185	149	36	24
Natural resources segment margin	40	—	40	100
Corporate segment margin	9	14	(5)	36
Intersegment eliminations (2)	(11)	(11)	—	—
Adjusted total segment margin	$985	$532	$453	85%
__________________

(1)
For a reconciliation of total segment margin to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the reconciliation of total segment margin and adjusted total segment margin.

(2)	Contract Services segment margin includes intersegment revenues of $11 million for the nine months ended September 30, 2014 and 2013. These intersegment revenues were eliminated upon consolidation.
Net Income Attributable to Regency Energy Partners LP. We recorded net income of $104 million for the nine months ended September 30, 2014 compared to net income of $20 million for the nine months ended September 30, 2013. The major components of this change were as follows:

•
$472 million increase in total segment margin primarily due to a $318 million contribution in segment margin from the PVR, Eagle Rock and Hoover acquisitions and increased volumes in south and west Texas and north Louisiana in our Gathering and Processing segment;

•
$40 million increase in income from unconsolidated subsidiaries primarily related to an increase in volumes fractionated at Lone Star Fractionator II which was commissioned in late 2013 and an increase in volumes transported from west Texas; offset by

•
$177 million increase in depreciation, depletion and amortization primarily due to the completion of various organic growth projects and an increase associated with the PVR, Eagle Rock and Hoover acquisitions;

•
$101 million increase in interest expense, net primarily due to the issuance of $600 million 4.5% senior notes issued in April 2013, $400 million 5.75% senior notes issued in September 2013, $900 million 5.875% senior notes issued in February 2014, $700 million 5% senior notes issued in July 2014, $30 million in interest expense related to the senior notes assumed in the PVR Acquisition, and $10 million in interest expense related to the senior notes assumed in the Eagle Rock acquisition;

•	$80 million increase in operation and maintenance expense primarily due to organic growth in south and west Texas, including $53 million related to the PVR, Eagle Rock and Hoover acquisitions;

•	$59 million increase in general and administrative expense primarily due to higher acquisitions and employee costs; and

•
$10 million decrease in other income and deductions primarily due to an increase in the non-cash mark-to-market loss on the embedded derivative related to the Series A Preferred Units for the nine months ended September 30, 2014 compared to a gain for the nine months ended September 30, 2013.

Adjusted Total Segment Margin. Adjusted total segment margin increased to $985 million in the nine months ended September 30, 2014 from $532 million in the nine months ended September 30, 2013. The major components of this change were as follows:

•
Adjusted Gathering and Processing segment margin increased to $762 million during the nine months ended September 30, 2014 from $380 million for the nine months ended September 30, 2013 primarily due to volume growth in south and west Texas and north Louisiana, and a $278 million contribution from the PVR, Eagle Rock and Hoover acquisitions. Total Gathering and Processing throughput increased to 4,423,000 MMBtu/d during the nine months ended September 30, 2014, including 1,948,000 MMBtu/d from the PVR, Eagle Rock and Hoover acquisitions, from 2,116,000 MMBtu/d during the nine months ended September 30, 2013. Total NGL gross production increased to 138,000 Bbls/d during the nine months ended September 30, 2014 from 89,500 Bbls/d during the nine months ended September 30, 2013;

•
Natural Resources segment margin was $40 million from March 21, 2014 (the date of acquisition) to September 30, 2014. Coal royalty tonnage for the same period was 8,027,000, for an average royalty per ton of $3.91; and

•
Contract Services segment margin increased to $185 million during the nine months ended September 30, 2014 from $149 million for the nine months ended September 30, 2013. As of September 30, 2014 and 2013, total revenue generating horsepower was 1,251,000 and 1,014,000, inclusive of 35,000 and 40,000, respectively, of revenue generating horsepower utilized by our Gathering and Processing segment.

Operation and Maintenance. Operation and maintenance expense increased to $300 million in the nine months ended September 30, 2014 from $220 million during the nine months ended September 30, 2013. The change was primarily due to the following:

•	$58 million increase in pipeline and plant maintenance and materials expenses primarily due to organic growth in south and west Texas as well as the PVR, Eagle Rock and Hoover acquisitions;

•	$24 million increase in employee expenses related to an increase in headcount related to the PVR, Eagle Rock and Hoover acquisitions;

•	$11 million increase in ad valorem taxes due to higher taxable values of assets related to assets acquired from PVR, Hoover, and Eagle Rock; and

•	$8 million increase in utilities expenses due to additional facilities from the PVR, Eagle Rock and Hoover acquisitions.
General and Administrative. General and administrative expense increased to $123 million in the nine months ended September 30, 2014 from $64 million in the nine months ended September 30, 2013 primarily due to a $36 million increase in acquisition costs and $23 million increase in employee expenses related to the PVR, Eagle Rock and Hoover acquisitions.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $384 million in the nine months ended September 30, 2014 from $207 million in the nine months ended September 30, 2013, primarily due to the completion of various organic growth projects since July 2013 and assets acquired from PVR, Eagle Rock and Hoover.

Income from Unconsolidated Affiliates. Income from unconsolidated affiliates increased to $143 million for the nine months ended September 30, 2014 from $103 million for the nine months ended September 30, 2013. The schedule below summarizes the components of income from unconsolidated affiliates and our ownership interest for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30, 2014
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR	Coal Handling	Total
Net income (loss)	$50	$65	$276	$21	$(4)	$3
Ownership interest	49.99%	50%	30%	33.33%	51%	50%
Share of unconsolidated affiliates’ net income (loss)	25	33	83	7	(2)	1
Less: Amortization of excess fair value of unconsolidated affiliates	(4)	—	—	—	—	—
Income (loss) from unconsolidated affiliates	$21	$33	$83	$7	$(2)	$1	$143

	Nine Months Ended September 30, 2013
	HPC	MEP	Lone Star	Ranch JV	Total
Net income	$56	$63	$160	$2
Ownership interest	49.99%	50%	30%	33.33%
Share of unconsolidated affiliates’ net income	28	31	48	—
Less: Amortization of excess fair value of unconsolidated affiliates	(4)	—	—	—
Income from unconsolidated affiliates	$24	$31	$48	$—	$103
HPC’s net income decreased to $50 million for the nine months ended September 30, 2014 from $56 million for the nine months ended September 30, 2013, primarily due to the expiration of certain contracts that were not renewed, as well as a customer declaring bankruptcy on April 1, 2013. Lone Star’s net income increased to $276 million for the nine months ended September 30, 2014 from $160 million for the nine months ended September 30, 2013, primarily due to an increase in volumes fractionated at Lone Star Fractionator II which was commissioned in late 2013, and increase in volumes transported west Texas, and an increase in marketing net income due to a more favorable price environment in early 2014. These increases were offset by a decrease in earnings attributable to our refinery off-gas fractionator in Geismar, LA due to the expiration of a major refinery contract in June 2013.
The following table presents operational data for each of our unconsolidated affiliates for the nine months ended September 30, 2014 and 2013 that we owned as of both dates:

		Nine Months Ended September 30,
	Operational data	2014	2013
HPC	Throughput (MMBtu/d)	658,000	689,000
MEP	Throughput (MMBtu/d)	1,214,000	1,335,000
Lone Star	NGL Transportation — Total Volumes (Bbls/d)	210,000	163,000
	Refinery — Geismar Throughput (Bbls/d)	13,000	15,000
	Fractionation — Throughput Volume (Bbls/d)	174,000	70,000
Ranch JV	Throughput (MMBtu/d)	134,000	66,000
Interest Expense, Net. Interest expense, net increased to $220 million for the nine months ended September 30, 2014 from $119 million for the nine months ended September 30, 2013, primarily due to the interest related to our $600 million 4.5% senior notes issued April 30, 2013, our $400 million 5.75% senior notes issued in September 2013, our $900 million 5.875% senior notes issued in February 2014, our $700 million 5% senior notes issued in July 2014, $30 million in interest expense related to the senior notes assumed in the PVR Acquisition, and $10 million in interest expense related to the senior notes assumed in the Eagle Rock acquisition.
Other Income and Deductions, Net. Other income and deductions, net decreased to a loss of $7 million in the nine months ended September 30, 2014 from a gain of $3 million in the nine months ended September 30, 2013, primarily due to an increase in the non-

cash mark-to-market loss on the embedded derivative related to the Series A Preferred Units in the nine months ended September 30, 2014 compared to a gain in the nine months ended September 30, 2013.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our sources of liquidity to include:

•	cash generated from operations and occasional asset sales;

•	borrowings under our revolving credit facility;

•	distributions of earnings received from unconsolidated affiliates;

•	debt offerings; and

•	issuance of additional partnership units.
We expect our 2014 capital expenditures, including expenditures related to the recently acquired PVR and Eagle Rock assets, to be as follows:

2014
Growth Capital Expenditures
Gathering and Processing	$650
NGL Services	100
Contract Services	350
Total	$1,100

Maintenance Capital Expenditures; including our proportionate share related to our unconsolidated affiliates	$80
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
We had a working capital deficit of $109 million at September 30, 2014 compared to a working capital deficit of $75 million at December 31, 2013. The increase in the working capital deficit was primarily due to a $59 million increase in accrued interest primarily due to additional senior notes issued since September 2013, as well as the addition of interest related to the senior notes from the PVR and Eagle Rock acquisitions, a $34 million increase in other current liabilities, net of other current assets, and an

$18 million increase in trade accounts payable, net of trade accounts receivable, offset by a $49 million increase in related party receivables, net of the decrease in related party payables.
Cash Flows from Operating Activities. Net cash flows provided by operating activities increased to $570 million in the nine months ended September 30, 2014 from $381 million in the nine months ended September 30, 2013, primarily as a result of an increase in segment margin of $453 million due to volume growth in south and west Texas and north Louisiana, and the PVR, Hoover and Eagle Rock acquisitions.
Cash Flows used in Investing Activities. Net cash flows used in investing activities was $1.8 billion in the nine months ended September 30, 2014 compared to cash used in investing activities of $1.1 billion in the nine months ended September 30, 2013 primarily due to an increase in cash spent on acquisitions related to the PVR, Hoover and Eagle Rock acquisitions.
Growth Capital Expenditures. Growth capital expenditures are capital expenditures made to acquire additional assets to increase our business, to expand and upgrade existing systems and facilities or to construct or acquire systems or facilities. In the nine months ended September 30, 2014, we incurred $770 million of growth capital expenditures, inclusive of contributions to unconsolidated affiliates. Growth capital expenditures for the nine months ended September 30, 2014 were primarily related to $442 million for our Gathering and Processing segment, $68 million for our NGL Services segment, $4 million for our Transportation segment, and $256 million for our Contract Services segment.
Maintenance Capital Expenditures. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets or to maintain the existing operating capacity of our assets and extend their useful lives. In the nine months ended September 30, 2014, we incurred $61 million of maintenance capital expenditures.
Cash Flows from Financing Activities. Net cash flows provided by financing activities increased to $1.2 billion in the nine months ended September 30, 2014 from cash flow provided by financing activities of $683 million during the same period in 2013 primarily due to higher repayments under the revolving credit facility, an increase in the redemption of senior notes, and an increase in partner distributions, offset by higher proceeds from the issuance of senior notes and common unit offerings.
Capital Resources
Equity Distribution Agreement. In June 2012, we entered into an equity distribution agreement with Citi under which we may offer and sell common units having an aggregate offering price of up to $200 million, from time to time through Citi, as sales agent for the Partnership. Sales of these units made from time to time under the equity distribution agreement were made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed upon by us and Citi. We used the net proceeds from the sale of these common units for general partnership purposes. During the nine months ended September 30, 2014, we received net proceeds of $34 million from common units sold pursuant to this equity distribution agreement. No amounts remained available to be issued under this agreement and it is no longer effective.
In May 2014, we entered into an equity distribution agreement with Barclays under which we may offer and sell common units having an aggregate offering price of up to $400 million, from time to time through Barclays, as sales agent for the Partnership. Sales of these units made from time to time under the equity distribution agreement will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed upon by us and Barclays. We may also sell common units to Barclays as principal for its own account at a price agreed upon at the time of sale. Any sale of common units to Barclays as principal would be pursuant to the terms of a separate agreement between us and Barclays. We intend to use the net proceeds from the sale of these units for general partnership purposes. During the nine months ended September 30, 2014, we received net proceeds of $128 million from common units sold pursuant to this equity distribution agreement; $272 million remains available to be issued as of September 30, 2014.
Common Units Sold. In June 2014, we sold 14.4 million common units to ETE Common Holdings for proceeds of $400 million. Proceeds from the issuance were used to pay down borrowings on our revolving credit facility, to redeem certain senior notes of the Partnership and for general partnership purposes. In July 2014, we sold 16.5 million common units to ETE Common Holdings for proceeds of $400 million the proceeds of which were used to fund a portion of the cash consideration paid to Eagle Rock in connection with the Eagle Rock Midstream Acquisition.
Revolver Amendment. In February 2014, RGS entered into the First Amendment to the Credit Agreement to, among other things, expressly permit the pending PVR and Eagle Rock Midstream acquisitions, and to increase the commitment to $1.5 billion and increase the uncommitted incremental facility to $500 million. The amendment allowed us to assume the series of PVR senior notes that mature prior to our Credit Agreement.
In September 2014, RGS entered into the Second Amendment to the Credit Agreement to, among other things, increase the letter of credit sublimit from $50 million to $100 million, with none of the four individual issuing banks being required to issue letters of credit in excess of $25 million; increase in the general basket of permitted investments from $300 million to $500 million; add provisions permitting investments in ORS affording it similar treatment to the Partnership’s existing joint ventures; and update various swap agreement provisions to conform to current market standards.
Senior Notes. In February 2014, we and Finance Corp. issued $900 million of senior notes that mature on March 1, 2022 (the “2022 Notes”). The 2022 Notes bear interest at 5.875% with interest payable semi-annual in arrears on September 1 and March 1. At any time prior to December 1, 2021, we may redeem some or all of the notes at 100% of the principal amount thereof, plus a “make-whole” redemption price and accrued and unpaid interest, if any, to the redemption date. On or after, December 1, 2021, we may redeem some or all of the notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we undergo certain change of control transactions, we may be required to offer to purchase the notes from holders. The 2022 Notes are guaranteed by our existing consolidated subsidiaries except Finance Corp, ELG and ORS. The 2022 Notes will rank equally in right of payment with all of our existing and future senior unsecured debt, including our other outstanding Senior Notes, and contain substantially the same covenants as our other existing Senior Notes.

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

In July 2014, we exchanged $499 million of 8.375% Senior Notes due 2019 (the “Eagle Rock Notes”) of Eagle Rock and Eagle Rock Energy Finance Corp. for 8.375% Senior Notes due 2019 issued by us and Finance Corp. (the “New Partnership Notes”). The New Partnership Notes have substantially the same economic terms as the outstanding Eagle Rock Notes, including interest rate, interest payment dates, optional redemption terms and maturity. The New Partnership Notes rank equally with the Partnership’s existing Senior Notes.

In July 2014, we and Finance Corp. issued $700 million of senior notes that mature on October 1, 2022 (the “October 2022 Notes”). The October 2022 Notes bear interest at 5% with interest payable semi-annual in arrears on October 1 and April 1, beginning April 1, 2015. At any time prior to July 1, 2022, we may redeem some or all of the notes at 100% of the principal amount thereof, plus a “make-whole” redemption price and accrued and unpaid interest, if any, to the redemption date. On or after, July 1, 2022, we may redeem some or all of the notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we undergo certain change of control transactions, we may be required to offer to purchase the notes from holders. The October 2022 Notes will be guaranteed by substantially all of our subsidiaries. The October 2022 Notes rank equally in right of payment with all of our existing and future senior unsecured debt, including our other outstanding Senior Notes, and contain substantially the same covenants as our other existing Senior Notes.

In July 2014, we redeemed $83 million of the $473 million outstanding 2020 PVR Notes for $91 million, including $8 million of accrued interest and redemption premium.

On October 28, 2014, we issued a notice of redemption to the holders of the $600 million 2018 Notes, with a redemption date of December 2, 2014, for a total price of 103.438%.
Compliance with Loan Covenants. At September 30, 2014, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Senior Notes.

Cash Distributions from Unconsolidated Affiliates. The following table summarizes the cash distributions from unconsolidated affiliates for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
HPC	$35	$226
MEP	54	56
Lone Star	94	56
Ranch JV	8	1
Aqua - PVR	1	—
Coal Handling	2	—
	$194	$339
Contractual Obligations. The following table summarizes our contractual cash obligations as of September 30, 2014:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (including interest) (1)	$8,884	$357	$748	$1,983	$5,796
Operating leases (5)	57	3	14	8	32
Purchase obligations (2)	322	322	—	—	—
Natural gas and midstream activities (4)	3	3	—	—	—
Distributions and redemption of Series A Preferred Units (3)	97	3	7	7	80
Related party cash obligations	87	5	11	11	60
Contingency payments (6)	3	—	2	1	—
Asset retirement obligations	14	—	—	—	14
Total (7)	$9,467	$693	$782	$2,010	$5,982
  _______________________

(1)
Assumes a constant LIBOR interest rate of .578% plus applicable margin (2.50% as of September 30, 2014) for our revolving credit facility. The principal of our outstanding senior notes ($5.69 billion) bears a weighted average interest rate of 6.16%.

(2)
Excludes physical and financial purchases of natural gas, NGLs, and other commodities due to the nature of both the price and volume components of such purchases, which vary on a daily and monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

(3)	Assumes that the Series A Preferred Units are redeemed for cash on September 2, 2029, and an annual distribution of $3 million.

(4)	Commitments for natural gas midstream activities related to firm transportation agreements.

(5)	Primarily relates to equipment, building leases, and leases of coal reserve-based properties which we sublease, or intend to sublease, to third parties.

(6)	Represent the accreted contingency payments related to the purchase price for coal reserves in Northern Appalachia. The undiscounted contingency payments are $3 million.

(7)
Excludes deferred tax liabilities of $23 million as the amount payable by period cannot be readily estimated in light of net operating loss carryforwards and future business plans for the entity that generated the deferred tax liability.

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
Through our natural gas marketing activity, we will have credit exposure to additional counterparties. We minimize the credit risk associated with natural gas marketing by limiting our exposure to any single counterparty and monitoring the creditworthiness of our counterparties on an ongoing basis. In addition, the our natural gas purchase and sale contracts, for certain counterparties, are subject to counterparty netting agreements governing settlement under such natural gas purchase and sales contracts, and when possible, we net the open positions of each counterparty.
We have swap contracts that settle against certain NGLs, condensate and natural gas market prices.
The following table sets forth certain information regarding our hedges outstanding at September 30, 2014. The relevant index price that we pay for NGLs is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas, as reported by the Oil Price Information Service. The relevant index price for natural gas is NYMEX on the pricing dates as defined by the swap contracts. The relevant index for WTI is the monthly average of the daily price of WTI as reported by the NYMEX.

September 30, 2014
Period	Underlying	Notional Volume/ Amount		We Pay	We Receive Weighted Average Price		Fair Value Asset/ (Liability)	Effect of Hypothetical Change in Index*
							(in millions)
October 2014 – December 2015	Propane	(1,061)	MBbls	Index	$1.05	/gallon	$1	$4
October 2014 – December 2015	Normal Butane	(439)	MBbls	Index	$1.24	/gallon	1	2
October 2014 – December 2016	West Texas Intermediate Crude	(1,715)	MBbls	Index	$89.84	/Bbl	3	16
October 2014 – December 2015	Natural Gas	(13,289,000)	MMBtu	Index	$4.17	/MMBtu	3	5
					Total Fair Value		$8
__________________

*
Price risk sensitivities were calculated by assuming a theoretical 10% change, increase or decrease, in prices regardless of the term or the historical relationships between the contractual price of the instrument and the underlying commodity price. These price sensitivity results are presented in absolute terms.

Item 4.	CONTROLS AND PROCEDURES
Disclosure controls. At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a–15(e) and 15d–15(e) of the Exchange Act). Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in achieving that level of reasonable assurance as of September 30, 2014.
Internal control over financial reporting. We closed the Hoover Acquisition on February 3, 2014, the PVR Acquisition on March 21, 2014 and the Eagle Rock Midstream Acquisition on July 1, 2014. As part of the post-closing integration, we are refining the internal controls and processes of the acquired businesses with those of the Partnership. Management intends to exclude the internal controls related to Eagle Rock midstream operations from its annual assessment of the effectiveness of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxely Act of 2002 for 2014. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of acquisition. We also made certain changes to the internal controls over financial reporting related to Hoover, PVR, and Eagle Rock; none of which were in response to any identified significant deficiency or weakness in our internal control over financial reporting.

There have been no changes, other than those resulting from the Hoover, PVR and Eagle Rock Midstream acquisitions, in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

1.1
Underwriting Agreement dated as of July 22, 2014 by and among Regency Energy Partners LP, Regency Energy Finance Corp., certain subsidiaries of Regency Energy Partners LP party thereto and Barclays Capital Inc., as representative of the several underwriters named therein.
		8-K	July 25, 2014 001-35262

4.1	Indenture dated as of July 1, 2014 by and among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	July 8, 2014 001-35262

4.2
Sixth Supplemental Indenture dated as of July 25, 2014 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including the form of the notes).
		8-K	July 2, 2014 001-35262

4.3
Seventh Supplemental Indenture dated as of July 25, 2014 among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.
		8-K	July 2, 2014 001-35262

10.1	Registration Rights Agreement dated as of July 1, 2014 by and among Regency Energy Partners LP, Regency Energy Finance Corp., the guarantors party thereto and Barclays Capital Inc., as dealer-manager.	8-K	July 8, 2014 001-35262

10.2	Registration Rights Agreement dated as of July 1, 2014 by and between Regency Energy Partners LP and Eagle Rock Energy Partners, L.P.	8-K	July 8, 2014 001-35262

10.3	Common Unit Purchase Agreement dated as of July 1, 2014 by and between Regency Energy Partners LP and ETE Common Holdings, LLC.	8-K	July 8, 2014 001-35262

10.4	Registration Rights Agreement dated as of July 1, 2014 by and between Regency Energy Partners LP and ETE Common Holdings, LLC.	8-K	July 8, 2014 001-35262

10.5	Second Amendment to Sixth Amended and Restated Credit Agreement, dated September 15, 2014.	8-K	September 19, 2014 001-35262

10.6	Bonus Plan	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
*    Filed herewith
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY ENERGY PARTNERS LP By: Regency GP LP, its general partner By: Regency GP LLC, its general partner

Date:	November 6, 2014	/S/ A. TROY STURROCK
A. Troy Sturrock Vice President, Controller and Principal Accounting Officer (Duly Authorized Officer)