Form 10-Q
period 2015-03-31
Regency Energy Partners LP
filed 2015-05-08
CIK 1338613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-35262
REGENCY ENERGY PARTNERS LP
(Exact name of registrant as specified in its charter)

DELAWARE	16-1731691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3738 OAK LAWN AVENUE DALLAS, TX	75219
(Address of principal executive offices)	(Zip Code)
(214) 981-0700
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

Name	Definition or Description
/d	Per day
AOCI	Accumulated Other Comprehensive Income (Loss)
Aqua - PVR	Aqua - PVR Water Services, LLC
Bbls	Barrels
bps	Basis points
Eagle Rock	Eagle Rock Energy Partners, L.P.
ELG	Edwards Lime Gathering LLC and its wholly-owned subsidiaries, ELG Oil LLC and ELG Utility LLC
ETC	Energy Transfer Company, the name assumed by La Grange Acquisition, L.P. for conducting business and shared services, a wholly-owned subsidiary of ETP
ETE	Energy Transfer Equity, L.P.
ETP	Energy Transfer Partners, L.P.
ETP GP	Energy Transfer Partners GP, L.P.
Exchange Act	Securities Exchange Act of 1934, as amended
Finance Corp.	Regency Energy Finance Corp., a wholly-owned subsidiary of the Partnership
GAAP	Accounting principles generally accepted in the United States of America
General Partner
Regency GP LP, the general partner of the Partnership, or Regency GP LLC, the general partner of Regency GP LP, which effectively manages the business and affairs of the Partnership through its board of directors and Regency Employees Management LLC

Grey Ranch	Grey Ranch Plant LP, a former joint venture of the Partnership
Gulf States	Gulf States Transmission LLC, a wholly-owned subsidiary of the Partnership
Hoover	Hoover Energy Partners, LP
HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP
IDRs	Incentive Distribution Rights
Lone Star	Lone Star NGL LLC
LTIP	Long-Term Incentive Plan
MBbls	One thousand barrels
MEP	Midcontinent Express Pipeline LLC
Mi Vida JV	Mi Vida JV LLC
MMBtu	One million BTUs. BTU is a unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
NGLs	Natural gas liquids, including ethane, propane, normal butane, iso butane and natural gasoline
NYMEX	New York Mercantile Exchange
NMED	New Mexico Environmental Department
ORS	Ohio River System LLC
Partnership	Regency Energy Partners LP
PVR	PVR Partners, L.P.
Ranch JV	Ranch Westex JV LLC
RGS	Regency Gas Services LP, a wholly-owned subsidiary of the Partnership
RIGS	Regency Intrastate Gas System
SEC	Securities and Exchange Commission
Senior Notes	The collective of 2019 Notes, 2020 Notes, 2020 PVR Notes, 2021 Notes, 2021 PVR Notes, 2022 Notes, October 2022 Notes, 2023 4.5% Notes and 2023 5.5% Notes
Series A Preferred Units	Series A convertible redeemable preferred units

Name	Definition or Description
Services Co.	ETE Services Company, LLC
Sweeny JV	Sweeny Gathering, L.P.
U.S.	United States
WTI	West Texas Intermediate Crude

Forward-Looking Statements
Certain matters discussed in this report include “forward-looking” statements. Forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “will,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may” or similar expressions help identify forward-looking statements. Although we believe our forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, we cannot give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions including without limitation the following:

•	volatility in the price of oil, natural gas, condensate, NGLs and coal;

•	ETP’s ability to successfully integrate our operations and employees and to realize synergies and cost savings;

•	unexpected difficulties in integrating any significant acquisitions into our operations;

•
declines in the credit markets and the availability of credit for us as well as for producers connected to our pipelines and our gathering and processing facilities, and for our customers of our contract services business;

•	the level of creditworthiness of, and performance by, our counterparties and customers;

•	our access to capital to fund organic growth projects and acquisitions, and our ability to obtain financing on satisfactory terms;

•	our use of derivative financial instruments to hedge commodity risks;

•	the amount of collateral required to be posted from time-to-time in our transactions;

•	changes in commodity prices, interest rates and demand for our services;

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
Other factors that could cause our actual results to differ from our projected results are discussed in Item 1A of our December 31, 2014 Annual Report on Form 10-K.
Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

v

PART I – FINANCIAL INFORMATION
Item 1.         FINANCIAL STATEMENTS
REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$59	$24
Trade accounts receivable, net of allowance for doubtful accounts of $9 and $7	384	483
Related party receivables	76	45
Inventories	63	67
Derivative assets	65	75
Other current assets	16	9
Total current assets	663	703
Property, plant and equipment	10,706	10,260
Less accumulated depreciation and depletion	(1,166)	(1,043)
Property, plant and equipment, net	9,540	9,217
Investments in unconsolidated affiliates	2,484	2,418
Other, net of accumulated amortization of debt issuance costs of $30 and $28	101	103
Intangible assets, net of accumulated amortization of $244 and $212	3,405	3,439
Goodwill	1,223	1,223
TOTAL ASSETS	$17,416	$17,103

LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
Current Liabilities:
Drafts payable	$23	$15
Trade accounts payable	407	529
Related party payables	25	64
Accrued expenses	53	43
Accrued interest	105	81
Other current liabilities	30	24
Total current liabilities	643	756
Long-term derivative liabilities	14	16
Other long-term liabilities	74	72
Long-term debt, net	7,221	6,641
Commitments and contingencies
Series A Preferred Units, redemption amounts of $38 and $38	33	33
Partners’ capital and noncontrolling interest:
Common units	8,351	8,531
Class F units	155	153
General partner interest	770	781
Total partners’ capital	9,276	9,465
Noncontrolling interest	155	120
Total partners’ capital and noncontrolling interest	9,431	9,585
TOTAL LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST	$17,416	$17,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except unit data and per unit data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Gas sales, including related party amounts of $8 and $13	$374	$335
NGL sales, including related party amounts of $123 and $50	254	331
Gathering, transportation and other fees, including related party amounts of $5 and $6	315	172
Net realized and unrealized gain (loss) from derivatives	11	(13)
Other	45	38
Total revenues	999	863
OPERATING COSTS AND EXPENSES
Cost of sales, including related party amounts of $19 and $10	641	638
Operation and maintenance	133	78
General and administrative	36	33
Gain on asset sales, net	—	(2)
Depreciation, depletion and amortization	158	94
Total operating costs and expenses	968	841
OPERATING INCOME	31	22
Income from unconsolidated affiliates	50	43
Interest expense, net	(82)	(56)
Other income and deductions, net	3	2
INCOME BEFORE INCOME TAXES	2	11
Income tax expense (benefit)	5	(1)
NET (LOSS) INCOME	$(3)	$12
Net income attributable to noncontrolling interest	(4)	(3)
NET (LOSS) INCOME ATTRIBUTABLE TO REGENCY ENERGY PARTNERS LP	$(7)	$9
Amounts attributable to Series A Preferred Units	1	1
General partner’s interest, including IDRs	—	5
Beneficial conversion feature for Class F units	2	2
Limited partners’ interest in net (loss) income	$(10)	$1
Basic and diluted net (loss) income per common unit:
Amount allocated to common units	$(10)	$1
Weighted average number of common units outstanding	410,670,934	226,046,232
Basic (loss) income per common unit	$(0.02)	$0.00
Diluted (loss) income per common unit	$(0.02)	$0.00
Distributions per common unit	$—	$0.48
Amount allocated to Class F units due to beneficial conversion feature	$2	$2
Total number of Class F units outstanding	6,274,483	6,274,483
Income per Class F unit due to beneficial conversion feature	$0.27	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(3)	$12
Other comprehensive income	—	—
Total other comprehensive income	—	—
Comprehensive (loss) income	(3)	12
Comprehensive income attributable to noncontrolling interest	4	3
Comprehensive (loss) income attributable to Regency Energy Partners LP	$(7)	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(3)	$12
Reconciliation of net (loss) income to net cash flows provided by operating activities:
Depreciation, depletion and amortization, including debt issuance cost amortization and bond premium write-off and amortization	158	97
Income from unconsolidated affiliates	(50)	(43)
Derivative valuation changes	9	17
Gain on asset sales, net	—	(2)
Unit-based compensation expenses	4	2
Cash flow changes in current assets and liabilities:
Trade accounts receivable and related party receivables	64	(21)
Other current assets and other current liabilities	35	35
Trade accounts payable and related party payables	(149)	48
Distributions of earnings received from unconsolidated affiliates	52	43
Cash flow changes in other assets and liabilities	2	(1)
Net cash flows provided by operating activities	122	187
INVESTING ACTIVITIES:
Capital expenditures	(457)	(215)
Capital contributions to unconsolidated affiliates	(90)	(40)
Distributions in excess of earnings of unconsolidated affiliates	21	9
Acquisitions, net of cash received	—	(213)
Proceeds from asset sales	3	5
Net cash flows used in investing activities	(523)	(454)
FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit facility, net	583	(519)
Proceeds from issuances of senior notes	—	886
Debt issuance costs	(1)	(16)
Drafts payable	8	(8)
Partner distributions and distributions on unvested unit awards	(218)	(107)
Common units issued under unit offerings, equity distribution program and LTIP, net of issuance costs, forfeitures and tax withholding	34	34
Distributions to Series A Preferred Units	(1)	(1)
Noncontrolling interest contributions (distributions), net	31	(8)
Net cash flows provided by financing activities	436	261
Net change in cash and cash equivalents	35	(6)
Cash and cash equivalents at beginning of period	24	19
Cash and cash equivalents at end of period	$59	$13

Supplemental cash flow information:
Accrued capital expenditures	$80	$24
Interest paid, net of amounts capitalized	64	29
Issuance of common units in connection with PVR and Hoover acquisitions	—	4,015
Long-term debt assumed in PVR Acquisition	—	1,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENCY ENERGY PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND NONCONTROLLING INTEREST
(Dollars in millions)
(unaudited)

	Regency Energy Partners LP
	Common Units	Class F Units	General Partner Interest	Noncontrolling Interest	Total
Balance - December 31, 2014	$8,531	$153	$781	$120	$9,585
Issuance of common units under equity distribution program, net of costs	34	—	—	—	34
Unit-based compensation expenses	3	—	—	—	3
Partner distributions and distributions on unvested unit awards	(207)	—	(11)	—	(218)
Noncontrolling interest contributions, net of distributions	—	—	—	31	31
Net (loss) income	(9)	2	—	4	(3)
Distributions to Series A Preferred Units	(1)	—	—	—	(1)
Balance - March 31, 2015	$8,351	$155	$770	$155	$9,431

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
Merger with ETP. On April 30, 2015, the Partnership merged with a wholly-owned subsidiary of ETP, with the Partnership continuing as the surviving entity and becoming a wholly-owned subsidiary of ETP (the “Merger”). At the effective time of the Merger (the “Effective Time”), each Partnership common unit and Class F unit converted into the right to receive 0.4124 ETP common units. Based on the Partnership units outstanding, ETP issued approximately 172.2 million ETP Common Units to the Partnership’s unitholders, including approximately 15.5 million units issued to ETP subsidiaries. Series A Preferred Units converted into the right to receive a preferred unit representing a limited partner interest in ETP, a new class of units in ETP established at the Effective Time. The merger was a combination of entities under common control; therefore, the carrying amounts of the Partnership's assets and liabilities will not be adjusted.
Basis of Presentation. The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
2. PARTNERS’ CAPITAL AND DISTRIBUTIONS

Beneficial Conversion Feature. The beneficial conversion feature, incurred as a result of the issuance of Class F units, is reflected in income per unit using the effective yield method over the period the Class F units are outstanding, as indicated on the statement of operations in the line item entitled “beneficial conversion feature for Class F units.” In connection with the Merger in April 2015, each Class F unit converted into the right to receive 0.4124 ETP common units.

Equity Distribution Agreement. During the three months ended March 31, 2015, the Partnership received net proceeds of $34 million from common units sold pursuant to an equity distribution agreement which were used for general partnership purposes. The Partnership did not issue any common units under the equity distribution agreement subsequent to March 31, 2015, and the equity distribution agreement terminated as a result of the ETP Merger in April 2015.
Units Activity. The change in common and Class F units during the three months ended March 31, 2015 was as follows:

	Common	Class F
Balance - December 31, 2014	409,406,482	6,274,483
Issuance of common units under LTIP, net of forfeitures and tax withholding	20,098	—
Issuance of common units under the equity distribution agreement	1,516,677	—
Balance - March 31, 2015	410,943,257	6,274,483

3. (LOSS) INCOME PER COMMON UNIT
The following tables provide a reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per common unit computations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	Loss (Numerator)	Units (Denominator)	Per-Unit Amount	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Basic (loss) income per unit
Amount allocated to common units	$(10)	410,670,934	$(0.02)	$1	226,046,232	$0.00
Effect of Dilutive Securities:
Common unit options	—	—		—	22,787
Phantom units	—	—		—	424,332
Series A Preferred Units	—	—		—	2,054,217
Diluted (loss) income per unit	$(10)	410,670,934	$(0.02)	$1	228,547,568	$0.00
The following data show securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the periods presented:

Three Months Ended March 31, 2015
Common unit options	1,425
Phantom units	675,700
Series A preferred units	2,068,508
4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying value of the Partnership’s investment in each of the unconsolidated affiliates as of March 31, 2015 and December 31, 2014 is as follows:

	Ownership	Type	March 31, 2015	December 31, 2014
HPC	49.99%	General Partner	$417	$422
MEP	50.00%	Membership Interest	687	695
Lone Star	30.00%	Membership Interest	1,217	1,162
Ranch JV	33.33%	Membership Interest	36	38
Aqua - PVR	51.00%	Membership Interest	45	46
Mi Vida JV	50.00%	Membership Interest	81	54
Others (1)			1	1
Total			$2,484	$2,418
(1) Others includes Coal Handling, Sweeny JV and Grey Ranch
The following tables summarize the Partnership’s investment activities in each of the unconsolidated affiliates for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR	Mi Vida JV
Contributions to unconsolidated affiliates	$—	$—	$63	$—	$—	$27
Distributions from unconsolidated affiliates	(13)	(20)	(37)	(3)	—	—
Share of earnings of unconsolidated affiliates’ net income (loss)	9	12	29	2	(1)	—
Amortization of excess fair value of investment	(1)	—	—	—	—	—

	Three Months Ended March 31, 2014
	HPC	MEP	Lone Star	Ranch JV	Grey Ranch
Contributions to unconsolidated affiliates	$—	$—	$27	$—	$—
Distributions from unconsolidated affiliates	(10)	(18)	(25)	—	—
Share of earnings of unconsolidated affiliates’ net income (loss)	7	11	25	2	(1)
Amortization of excess fair value of investment	(1)	—	—	—	—
The following tables present selected income statement data for each of the unconsolidated affiliates, on a 100% basis, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR
Total revenues	$38	$62	$803	$8	$—
Operating income (loss)	22	31	97	5	(2)
Net income (loss)	19	23	97	5	(2)

	Three Months Ended March 31, 2014
	HPC	MEP	Lone Star	Ranch JV
Total revenues	$37	$66	$813	$9
Operating income	18	34	84	7
Net income	15	21	83	6
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
The Partnership has swap contracts settled against certain NGLs, condensate and natural gas market prices. In April 2015, the Partnership terminated all outstanding swap contracts and received net proceeds of $56 million.
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
Interest Rate Risk. The Partnership is exposed to variable interest rate risk as a result of borrowings under its revolving credit facility. As of March 31, 2015, the Partnership had $2.1 billion of outstanding borrowings exposed to variable interest rate risk.
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
The Partnership is exposed to credit risk from its derivative contract counterparties. The Partnership does not require collateral from these counterparties. The Partnership deals primarily with financial institutions when entering into financial derivatives, and utilizes master netting agreements that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership’s counterparties failed to perform under existing swap contracts, the Partnership’s maximum loss as of March 31, 2015 would be $72 million, which would be reduced by $1 million, due to the netting features. The Partnership has elected to present assets and liabilities under master netting agreements gross on the condensed consolidated balance sheets.
Embedded Derivatives. The Series A Preferred Units contain embedded derivatives which are required to be bifurcated and accounted for separately, such as the holders’ conversion option and the Partnership’s call option. These embedded derivatives are accounted for using mark-to-market accounting. The Partnership does not expect the embedded derivatives to affect its cash flows.
The Partnership’s derivative assets and liabilities, including credit risk adjustments, as of March 31, 2015 and December 31, 2014 are detailed below:

	Assets		Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives not designated as cash flow hedges
Current amounts
Commodity contracts	$65	$75	$1	$—
Long-term amounts
Commodity contracts	9	10	—	—
Embedded derivatives in Series A Preferred Units	—	—	14	16
Total derivatives	$74	$85	$15	$16
The Partnership’s statements of operations for the three months ended March 31, 2015 and 2014 were impacted by derivative instruments activities as follows:

		Three Months Ended March 31,
		2015	2014
Derivatives not designated in a hedging relationship	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Derivatives
Commodity derivatives	Revenues	$11	$(13)
Embedded derivatives in Series A Preferred Units	Other income & deductions, net	2	(1)
		$13	$(14)

6. LONG-TERM DEBT
Obligations in the form of senior notes and borrowings under the revolving credit facility are as follows:

	March 31, 2015	December 31, 2014
Senior notes	$5,089	$5,089
Revolving loans	2,087	1,504
Unamortized premium and discounts	45	48
Long-term debt	$7,221	$6,641
Availability under revolving credit facility:
Total credit facility limit	$2,500	$2,000
Revolving loans	(2,087)	(1,504)
Letters of credit	(16)	(23)
Total available	$397	$473
Long-term debt maturities as of March 31, 2015 for each of the next five years are as follows:

Years Ending December 31,	Amount
2015 (remainder)	$—
2016	—
2017	—
2018	—
2019	2,586
Thereafter	4,590
Total *	$7,176

*	Excludes a $64 million unamortized premium on the 2020 PVR Notes and the 2021 PVR Notes assumed by the Partnership and a $19 million unamortized discount on the combined 2022 Notes.
Revolving Credit Facility
The weighted average interest rate on the amounts outstanding under the Partnership’s Credit Agreement was 2.18% as of March 31, 2015.
On April 30, 2015, in connection with the Merger, the revolving credit facility was paid off in full and terminated. As a result, compliance with material covenants is no longer applicable as of the reporting date.
Senior Notes
The Senior Notes issued by the Partnership and Finance Corp. are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Partnership’s existing, 100% owned, consolidated subsidiaries, except for ELG and ORS.
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
On February 6, 2015, Edwin Bazini, a purported Partnership unitholder, filed a class action complaint on behalf of the Partnership’s common unitholders in the United States District Court for the Northern District of Texas (the “Bazini Lawsuit”). The allegations, claims, and relief sought in the Bazini Lawsuit are nearly identical to those in the Blankman Lawsuit. On March 27, 2015, Plaintiff Bazini filed an amended complaint asserting additional claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.
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
On March 13, 2015, the Court in the 95th Judicial District Court of Dallas County, Texas transferred and consolidated the Yeager and Coggia Lawsuits into the Engel Lawsuit and captioned the consolidated lawsuit as Engel v. Regency GP, LP, et al. (the “Consolidated State Lawsuit”).
On March 30, 2015, Leonard Cooperman, a purported Partnership unitholder, filed a class action complaint on behalf of the Partnership’s common unitholders in the United States District Court for the Northern District of Texas (the “Cooperman Lawsuit”). The allegations, claims, and relief sought in the Cooperman Lawsuit are similar to those in the Blankman Lawsuit.
On March 31, 2015, the Court in United States District Court for the Northern District of Texas consolidated the Blankman, Bazini, Hinnau, Weaver, Dieckman, and Berlin Lawsuits into a consolidated lawsuit captioned Bazini v. Bradley, et al. (the “Consolidated

Federal Lawsuit”). On April 1, 2015, plaintiffs in the Consolidated Federal Lawsuit filed an Emergency Motion to Expedite Discovery. On April 9, 2015, by order of the Court, the parties submitted a joint submission wherein defendants opposed plaintiffs request to expedite discovery. On April 17, 2015, the Court denied plaintiffs’ motion to expedite discovery.
Each of these lawsuits is at a preliminary stage. The Partnership cannot predict the outcome of these or any other lawsuits that might be filed, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. The Partnership and the other defendants named in the lawsuits intend to defend vigorously against these and any other actions.
NMED Settlement. In April 2015, our subsidiary, Regency Field Services LLC (“RFS”) entered into a Settlement Agreement (“Agreement”) with the New Mexico Environment Department (“NMED”), settling and resolving the penalty assessment issued by the NMED concerning alleged violations New Mexico air regulations related to the Jal #3 and Jal #4 facilities. Pursuant to the Agreement, RFS agreed to pay a $1.2 million civil penalty to settle the alleged violations.
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
The table below reflects the undiscounted environmental liabilities recorded at March 31, 2015 and December 31, 2014. Except as described above, the Partnership does not have any material environmental remediation matters assessed as reasonably possible that would require disclosure in the financial statements.

	March 31, 2015	December 31, 2014
Current	$2	$2
Noncurrent	7	8
Total environmental liabilities	$9	$10
The Partnership recorded less than $1 million in expenditures related to environmental remediation for the three months ended March 31, 2015.
Mine Health and Safety Laws. There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since the Partnership does not operate any mines and does not employ any coal miners, it is not subject to such laws and regulations. Accordingly, the Partnership has not accrued any related liabilities.
8. RELATED PARTY TRANSACTIONS
As of March 31, 2015 and December 31, 2014, details of the Partnership’s related party receivables and related party payables were as follows:

	March 31, 2015	December 31, 2014
Related party receivables
ETE and its subsidiaries	$73	$43
HPC	1	1
Ranch JV	—	1
Other	2	—
Total related party receivables	$76	$45

Related party payables
ETE and its subsidiaries	$22	$50
HPC	3	3
Mi Vida JV	—	11
Total related party payables	$25	$64

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
The Partnership incurred total service fees related to the agreements described above from ETE and its subsidiaries of $2 million and $1 million for the three months ended March 31, 2015 and 2014.
In conjunction with distributions by the Partnership to the limited and general partner interests, ETE and its subsidiaries received cash distributions of $55 million and $32 million for the three months ended March 31, 2015 and 2014, respectively.
The Partnership’s Contract Services segment provides contract compression and treating services to subsidiaries of ETE and records revenue in gathering, transportation and other fees. The Partnership’s Contract Services segment purchased compression equipment from a subsidiary of ETE for $36 million and $9 million during the three months ended March 31, 2015 and 2014, respectively.
Transactions with Lone Star. The Partnership entered into various agreements to sell NGLs to Lone Star. For the three months ended March 31, 2015 and 2014, the Partnership had recorded $121 million and $50 million, respectively, in NGL sales under these contracts. For the three months ended March 31, 2015 and 2014, the Partnership recorded $13 million and $7 million, respectively, in gathering and transportation fees with Lone Star.
9. SEGMENT INFORMATION
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

•
Natural Resources. The Partnership is involved in the management of coal and natural resources properties and the related collection of royalties, and the operation of end-user coal handling facilities. The Partnership also earns revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties.

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

Results for each segment are shown below:

	Three Months Ended March 31,
	2015	2014
External Revenues
Gathering and Processing	$887	$793
Natural Gas Transportation	—	—
NGL Services	—	—
Contract Services	84	63
Natural Resources	25	2
Corporate	3	5
Eliminations	—	—
Total	$999	$863

Intersegment Revenues
Gathering and Processing	$—	$—
Natural Gas Transportation	—	—
NGL Services	—	—
Contract Services	1	4
Natural Resources	—	—
Corporate	—	—
Eliminations	(1)	(4)
Total	$—	$—

Segment Margin
Gathering and Processing	$261	$166
Natural Gas Transportation	—	—
NGL Services	—	—
Contract Services	70	56
Natural Resources	25	2
Corporate	3	5
Eliminations	(1)	(4)
Total	$358	$225

Operation and Maintenance
Gathering and Processing	$107	$60
Natural Gas Transportation	—	—
NGL Services	—	—
Contract Services	22	20
Natural Resources	4	—
Corporate	1	2
Eliminations	(1)	(4)
Total	$133	$78

The table below provides a reconciliation of total segment margin to income before income taxes:

	Three Months Ended March 31,
	2015	2014
Total segment margin	$358	$225
Operation and maintenance	(133)	(78)
General and administrative	(36)	(33)
Gain on asset sales, net	—	2
Depreciation, depletion and amortization	(158)	(94)
Income from unconsolidated affiliates	50	43
Interest expense, net	(82)	(56)
Other income and deductions, net	3	2
Income before income taxes	$2	$11
The tables below provide amounts reflected in the condensed consolidated balance sheets for each segment:

Total Assets	March 31, 2015	December 31, 2014
Gathering and Processing	$12,290	$12,069
Natural Gas Transportation	1,105	1,119
NGL Services	1,217	1,162
Contract Services	2,089	2,035
Natural Resources	525	529
Corporate and Others	190	189
Total	$17,416	$17,103

Investments in Unconsolidated Affiliates	March 31, 2015	December 31, 2014
Gathering and Processing	$163	$139
Natural Gas Transportation	1,104	1,117
NGL Services	1,217	1,162
Total	$2,484	$2,418
10. EQUITY-BASED COMPENSATION
The Partnership’s LTIP for its employees, directors and consultants authorizes grants up to 5,865,584 common units. LTIP compensation expense of $4 million and $2 million was recorded in general and administrative expense for the three months ended March 31, 2015 and 2014, respectively.

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

The following table presents phantom units activity for the three months ended March 31, 2015:

Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	2,167,720	$24.31
Service condition grants	14,911	24.28
Vested service condition	(1,126)	24.19
Forfeited service condition	(9,329)	25.03
Outstanding at end of period	2,172,176	$24.37
The Partnership expects to recognize $39 million of compensation expense related to non-vested phantom units over a weighted-average period of 3.7 years.
Cash Restricted Units. Cash restricted units awards are service condition (time-based) grants of notional units that vest 100% after the third year of continued employment. A cash restricted unit entitles the award recipient to receive cash equal to the market price of one Regency common unit as of the vesting date.

The following table presents cash restricted unit activity for the three months ended March 31, 2015:

Cash Restricted Units	Units
Outstanding at beginning of period	379,328
Service condition grants	—
Vested service condition	—
Forfeited service condition	(7,410)
Outstanding at end of period	371,918

The Partnership expects to recognize $6 million of unit-based compensation expense related to non-vested cash restricted units over a period of 2.4 years.
11. FAIR VALUE MEASURES
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

The following table presents the Partnership’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2015			Fair Value Measurements at December 31, 2014
	Fair Value Total	Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value Total	Significant Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Commodity Derivatives:
Natural Gas	$22	$22	$—	$26	$26	$—
NGLs	17	17	—	23	23	—
Condensate	35	35	—	36	36	—
Total Assets	$74	$74	$—	$85	$85	$—

Liabilities
Commodity Derivatives:
Natural Gas	$—	$—	$—	$—	$—	$—
NGLs	—	—	—	—	—	—
Condensate	1	1	—	—	—	—
Embedded derivatives in Series A Preferred Units	14	—	14	16	—	16
Total Liabilities	$15	$1	$14	$16	$—	$16
The following table presents the material unobservable inputs used to estimate the fair value of the embedded derivatives in the Series A Preferred Units:

Unobservable Input	March 31, 2015
Credit Spread	3.51%
Changes in the Partnership’s cost of equity and U.S. Treasury yields would cause a change in the credit spread used to value the embedded derivatives.
The following table presents the changes in Level 3 derivatives measured on a recurring basis for the three months ended March 31, 2015. There were no transfers between the fair value hierarchy levels for the three months ended March 31, 2015.

Embedded Derivatives in Series A Preferred Units
Net liability balance at December 31, 2014	$16
Change in fair value recorded in other income and deductions	(2)
Net liability balance at March 31, 2015	$14
The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. Long-term debt, other than the Senior Notes, is comprised of borrowings under which interest accrues under a floating interest rate structure. Accordingly, the carrying value approximates fair value.
The aggregate fair value and carrying amount of the Senior Notes at March 31, 2015 were $5.4 billion and $5.1 billion, respectively. As of December 31, 2014, the aggregate fair value and carrying amount of the Senior Notes were $5.1 billion. The fair value of the Senior Notes is a Level 1 valuation based on third party market value quotations.
12. CONSOLIDATING GUARANTOR FINANCIAL INFORMATION
ELG, Aqua - PVR, and ORS do not fully and unconditionally guarantee, on a joint and several basis, the Senior Notes issued and outstanding as of March 31, 2015, by the Partnership and Finance Corp. Included in the Parent financial statements are the Partnership’s intercompany investments in all consolidated subsidiaries and the Partnership’s investments in unconsolidated affiliates. ELG, Aqua - PVR, and ORS are included in the non-guarantor subsidiaries.

The consolidating financial information for the Parent, Guarantor Subsidiaries, and Non Guarantor Subsidiaries are as follows:

	March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
ASSETS
Cash	$—	$—	$66	$(7)	$59
All other current assets	—	596	9	(1)	604
Property, plant, and equipment, net	—	9,186	437	(83)	9,540
Investments in subsidiaries	19,633	—	—	(19,633)	—
Investments in unconsolidated affiliates	—	2,283	—	201	2,484
All other assets	—	4,729	—	—	4,729
TOTAL ASSETS	$19,633	$16,794	$512	$(19,523)	$17,416

LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
All other current liabilities	—	627	21	(5)	643
Long-term liabilities	5,181	2,160	1	—	7,342
Noncontrolling interest	—	—	—	155	155
Total partners’ capital	14,452	14,007	490	(19,673)	9,276
TOTAL LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST	$19,633	$16,794	$512	$(19,523)	$17,416

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
ASSETS
Cash	$—	$—	$32	$(8)	$24
All other current assets	—	667	13	(1)	679
Property, plant, and equipment, net	—	8,948	353	(84)	9,217
Investments in subsidiaries	19,829	—	—	(19,829)	—
Investments in unconsolidated affiliates	—	2,252	—	166	2,418
All other assets	—	4,765	—	—	4,765
TOTAL ASSETS	$19,829	$16,632	$398	$(19,756)	$17,103

LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST
All other current liabilities	—	723	34	(1)	756
Long-term liabilities	5,185	1,575	6	(4)	6,762
Noncontrolling interest	—	—	—	120	120
Total partners’ capital	14,644	14,334	358	(19,871)	9,465
TOTAL LIABILITIES AND PARTNERS’ CAPITAL AND NONCONTROLLING INTEREST	$19,829	$16,632	$398	$(19,756)	$17,103

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$982	$17	$—	$999
Operating costs, expenses, and other	—	961	9	(2)	968
Operating income	—	21	8	2	31
Income from unconsolidated affiliates	—	50	—	—	50
Interest expense, net	(76)	(6)	—	—	(82)
Equity in consolidated subsidiaries	74	—	—	(74)	—
Other income and deductions, net	2	1	—	—	3
Income before income taxes	—	66	8	(72)	2
Income tax expense	5	—	—	—	5
Net (loss) income	(5)	66	8	(72)	(3)
Net income attributable to noncontrolling interest	—	—	—	(4)	(4)
Net (loss) income attributable to Regency Energy Partners LP	$(5)	$66	$8	$(76)	$(7)

Total other comprehensive income	$—	$—	$—	$—	$—
Comprehensive (loss) income	(5)	66	8	(72)	(3)
Comprehensive income attributable to noncontrolling interest	—	—	—	4	4
Comprehensive (loss) income attributable to Regency Energy Partners LP	$(5)	$66	$8	$(76)	$(7)

	Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$848	$15	$—	$863
Operating costs, expenses, and other	—	834	7	—	841
Operating income	—	14	8	—	22
Income from unconsolidated affiliates	—	43	—	—	43
Interest expense, net	(49)	(7)	—	—	(56)
Equity in consolidated subsidiaries	51	—	—	(51)	—
Other income and deductions, net	(1)	3	—	—	2
Income before income taxes	1	53	8	(51)	11
Income tax (benefit) expense	—	(2)	1	—	(1)
Net income	1	55	7	(51)	12
Net income attributable to noncontrolling interest	—	(3)	—	—	(3)
Net income attributable to Regency Energy Partners LP	$1	$52	$7	$(51)	$9

Total other comprehensive income	$—	$—	$—	$—	$—
Comprehensive income	1	55	7	(51)	12
Comprehensive income attributable to noncontrolling interest	—	3	—	—	3
Comprehensive income attributable to Regency Energy Partners LP	$1	$52	$7	$(51)	$9

	Three Months Ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows from operating activities	$—	$108	$8	$6	$122
Cash flows from investing activities	—	(449)	(100)	26	(523)
Cash flows from financing activities	—	341	126	(31)	436
Change in cash	—	—	34	1	35
Cash at beginning of period	—	—	32	(8)	24
Cash at end of period	$—	$—	$66	$(7)	$59

	Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows from operating activities	$—	$168	$18	$1	$187
Cash flows from investing activities	—	(451)	(3)	—	(454)
Cash flows from financing activities	—	283	(21)	(1)	261
Change in cash	—	—	(6)	—	(6)
Cash at beginning of period	—	—	19	—	19
Cash at end of period	$—	$—	$13	$—	$13

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with (i) our historical condensed consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the year ended December 31, 2014.
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
RECENT DEVELOPMENTS.
Merger with ETP. On April 30, 2015, we merged with a wholly-owned subsidiary of ETP, with the Partnership continuing as the surviving entity and becoming a wholly-owned subsidiary of ETP (the “Merger”). At the effective time of the Merger (the “Effective Time”), each Partnership common unit and Class F unit converted into the right to receive 0.4124 ETP common units. Based on the Partnership units outstanding, ETP issued approximately 172.2 million ETP Common Units to the Partnership’s unitholders, including approximately 15.5 million units issued to ETP subsidiaries. Series A Preferred Units converted into the right to receive a preferred unit representing a limited partner interest in ETP, a new class of units in ETP established at the Effective Time. The merger was a combination of entities under common control; therefore, the carrying amounts of the Partnership's assets and liabilities will not be adjusted.

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

•
Natural Gas Transportation. We own a 49.99% general partner interest in HPC, which owns RIGS, a 450- mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets, and a 50% membership interest in MEP, which owns a 500-mile interstate natural gas pipeline stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipe Line system in Butler, Alabama. This segment also includes Gulf States, which owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.

•
NGL Services.We own a 30% membership interest in Lone Star, an entity owning a diverse set of midstream energy assets including NGL pipelines, storage, fractionation and processing facilities located in Texas, New Mexico, Mississippi and Louisiana.

•
Contract Services. We own and operate a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. We also own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management.

•
Natural Resources. We are involved in the management of coal and natural resources properties and the related collection of royalties, and the operation of end-user coal handling facilities. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties.

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
Coal Royalty Tonnage.  Coal royalty tonnage is the primary driver of the value of our coal royalty revenues in our Natural Resources segment. We earn most of our coal royalty revenues under long-term leases that generally require our lessees to make royalty payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell. The balance of our coal royalty revenue is earned under long-term leases that require the lessees to make royalty payments to us based on fixed royalty rates that escalate annually.
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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net cash flows provided by operating activities and to net (loss) income for the Partnership:

	Three Months Ended March 31,
Reconciliation of “Adjusted EBITDA” to net cash flows provided by operating activities and net (loss) income	2015	2014
Net cash flows provided by operating activities	$122	$187
Add (deduct):
Depreciation, depletion and amortization, including debt issuance cost amortization and bond premium write-off and amortization	(158)	(97)
Income from unconsolidated affiliates	50	43
Derivative valuation change	(9)	(17)
Gain (loss) on asset sales, net	—	2
Unit-based compensation expenses	(4)	(2)
Trade accounts receivable and related party receivables	(64)	21
Other current assets and other current liabilities	(35)	(35)
Trade accounts payable and related party payables	149	(48)
Distributions of earnings received from unconsolidated affiliates	(52)	(43)
Cash flow changes in other assets and liabilities	(2)	1
Net (loss) income	(3)	12
Add (deduct):
Interest expense, net	82	56
Depreciation, depletion and amortization expense	158	94
Income tax expense (benefit)	5	(1)
EBITDA	242	161
Add (deduct):
Partnership’s interest in unconsolidated affiliates’ adjusted EBITDA	78	75
Income from unconsolidated affiliates	(50)	(43)
Non-cash gain from commodity and embedded derivatives	9	4
Other expense, net	3	8
Adjusted EBITDA	$282	$205

The following tables present reconciliations of net income to adjusted EBITDA for our unconsolidated affiliates, on a 100% basis, and the Partnership’s interest in adjusted EBITDA for the three months ended March 31, 2015 and 2014 (The adjusted EBITDA for our investments in Aqua - PVR and Coal Handling is from March 21, 2014 (the acquisition date) to March 31, 2014 was not material):

	Three Months Ended March 31, 2015
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR	Total
Net income (loss)	$19	$23	$97	$5	$(2)
Add:
Depreciation and amortization	9	17	29	1	1
Interest expense, net	3	8	(1)	—	—
Adjusted EBITDA	31	48	125	6	(1)
Ownership interest	49.99%	50%	30%	33.33%	51%
Partnership’s interest in adjusted EBITDA	$15	$24	$38	$2	$(1)	$78

	Three Months Ended March 31, 2014
	HPC	MEP	Lone Star	Ranch JV	Total
Net income	$15	$21	$83	$6
Add:
Depreciation and amortization	10	17	25	1
Interest expense, net	3	13	—	—
Other expenses, net	—	—	1	—
Adjusted EBITDA	28	51	109	7
Ownership interest	49.99%	50%	30%	33.33%
Partnership’s interest in adjusted EBITDA	$14	$26	$33	$2	$75
The following table presents a reconciliation of total segment margin and adjusted total segment margin to net (loss) income for the three months ended March 31, 2015 and 2014 for the Partnership:

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(3)	$12
Add (deduct):
Operation and maintenance	133	78
General and administrative	36	33
Gain on asset sales, net	—	(2)
Depreciation, depletion and amortization	158	94
Income from unconsolidated affiliates	(50)	(43)
Interest expense, net	82	56
Other income and deductions, net	(3)	(2)
Income tax expense (benefit)	5	(1)
Total segment margin	358	225
Add (deduct):
Non-cash loss from commodity derivatives	11	3
Segment margin related to noncontrolling interests of ELG	(7)	(6)
Segment margin related to ownership percentage in Ranch JV	3	3
Adjusted total segment margin	$365	$225

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Change	Percent
Total revenues	$999	$863	$136	16%
Cost of sales	641	638	(3)	—
Total segment margin (1)	358	225	133	59
Operation and maintenance	133	78	(55)	71
General and administrative	36	33	(3)	9
Gain on asset sales, net	—	(2)	(2)	100
Depreciation, depletion and amortization	158	94	(64)	68
Operating income	31	22	9	41
Income from unconsolidated affiliates	50	43	7	16
Interest expense, net	(82)	(56)	(26)	46
Other income and deductions, net	3	2	1	50
Income before income taxes	2	11	(9)	82
Income tax expense (benefit)	5	(1)	(6)	600
Net (loss) income	(3)	12	(15)	125
Net income attributable to noncontrolling interest	(4)	(3)	(1)	33
Net (loss) income attributable to Regency Energy Partners LP	$(7)	$9	$(16)	178
Gathering and processing segment margin	$261	$166	$95	57
Non-cash loss from commodity derivatives	11	3	8	267
Segment margin related to noncontrolling interests of ELG	(7)	(6)	(1)	17
Segment margin related to ownership percentage in Ranch JV	3	3	—	—
Adjusted gathering and processing segment margin	268	166	102	61
Contract services segment margin (2)	70	56	14	25
Natural resources segment margin	25	2	23	1,150
Corporate segment margin	3	5	(2)	40
Intersegment eliminations (2)	(1)	(4)	3	75
Adjusted total segment margin	$365	$225	$140	62%
__________________

(1)
For a reconciliation of total segment margin to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the reconciliation of total segment margin and adjusted total segment margin.

(2)
Contract Services segment margin includes intersegment revenues of $1 million and $4 million for the three months ended March 31, 2015 and 2014, respectively. These intersegment revenues were eliminated upon consolidation.

Net (Loss) Income Attributable to Regency Energy Partners LP. We recorded net loss of $7 million for the three months ended March 31, 2015 compared to net income of $9 million for the three months ended March 31, 2014. The major components of this change were as follows:

•
$133 million increase in total segment margin primarily due to a $127 million contribution in segment margin from the PVR and Eagle Rock acquisitions, including a $23 million contribution from the Natural Resources segment, and a $14 million increase in the Contract Services segment related to an increase in revenue generating horsepower, offset by a decrease in segment margin from the Permian region related to the decline in commodity prices;

•
$7 million increase in income from unconsolidated subsidiaries primarily related to an increase in volumes fractionated at Lone Star Fractionator II and an increase in volumes transported from west Texas; offset by

•
$64 million increase in depreciation, depletion and amortization primarily due to the increase in property, plant, and equipment and intangible assets associated with the PVR and Eagle Rock acquisitions;

•	$55 million increase in operation and maintenance expense primarily due to the PVR and Eagle Rock acquisitions and organic growth in south and west Texas;

•
$26 million increase in interest expense, net primarily due to $15 million in interest expense related to the senior notes assumed in the PVR acquisition, and $18 million in interest expense related to the senior notes assumed in the Eagle Rock acquisition; and

•	$3 million increase in general and administrative expenses primarily due to higher employee expenses.
Adjusted Total Segment Margin. Adjusted total segment margin increased to $365 million in the three months ended March 31, 2015 from $225 million in the three months ended March 31, 2014. The major components of this change were as follows:

•
Adjusted Gathering and Processing segment margin increased to $268 million during the three months ended March 31, 2015 from $166 million for the three months ended March 31, 2014 primarily due to $104 million contribution from the PVR and Eagle Rock acquisitions, including $29 million contribution from Eagle Rock, offset by a decrease in segment margin from the Permian region related to the decline in commodity prices. Total Gathering and Processing throughput increased to 5,756,000 MMBtu/d during the three months ended March 31, 2015, including 3,005,000 MMBtu/d from the PVR and Eagle Rock acquisitions, from 2,662,000 MMBtu/d during the three months ended March 31, 2014. Total NGL gross production increased to 168,000 Bbls/d during the three months ended March 31, 2015 from 101,000 Bbls/d during the three months ended March 31, 2014;

•	Natural Resources segment margin was $25 million during the three months ended March 31, 2015. Coal royalty tonnage for the same period was 3,240,000, for an average royalty per ton of $4.25; and

•
Contract Services segment margin increased to $70 million during the three months ended March 31, 2015 from $56 million for the three months ended March 31, 2014. As of March 31, 2015 and 2014, total revenue generating horsepower was 1,338,000 and 1,120,000, inclusive of 2,000 and 47,000, respectively, of revenue generating horsepower utilized by our Gathering and Processing segment.

Operation and Maintenance. Operation and maintenance expense increased to $133 million in the three months ended March 31, 2015 from $78 million during the three months ended March 31, 2014. The change was primarily due to the following:

•	$26 million increase in pipeline and plant maintenance and materials expenses primarily due to organic growth in south and west Texas as well as the PVR and Eagle Rock acquisitions;

•	$21 million increase in employee expenses related to an increase in headcount from the PVR and Eagle Rock acquisitions;

•	$4 million increase in ad valorem taxes due to the PVR and Eagle Rock acquisitions;

•	$2 million increase in utilities expenses primarily due to organic growth in south and west Texas as well as the additional facilities related to the PVR and Eagle Rock Eagle Rock acquisitions; and

•	$2 million in royalty expenses expenses related to the Natural Resources segment.
General and Administrative. General and administrative expense increased to $36 million in the three months ended March 31, 2015 from $33 million in the three months ended March 31, 2014 primarily due to a $9 million increase in employee costs and a $2 million increase in bad debt expense offset by an $8 million decrease due to lower acquisitions costs.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased to $158 million in the three months ended March 31, 2015 from $94 million in the three months ended March 31, 2014, primarily due to the completion of various organic growth projects since April 2014 and assets acquired from PVR and Eagle Rock.

Income from Unconsolidated Affiliates. Income from unconsolidated affiliates increased to $50 million for the three months ended March 31, 2015 from $43 million for the three months ended March 31, 2014. The schedule below summarizes the components of income from unconsolidated affiliates and our ownership interest for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31, 2015
	HPC	MEP	Lone Star	Ranch JV	Aqua - PVR	Total
Net income (loss)	$19	$23	$97	$5	$(2)
Ownership interest	49.99%	50%	30%	33.33%	51%
Share of unconsolidated affiliates’ net income (loss)	9	12	29	2	(1)
Less: Amortization of excess fair value of unconsolidated affiliates	(1)	—	—	—	—
Income (loss) from unconsolidated affiliates	$8	$12	$29	$2	$(1)	$50

	Three Months Ended March 31, 2014
	HPC	MEP	Lone Star	Ranch JV	Grey Ranch	Total
Net income	$15	$21	$83	$6	$—
Ownership interest	49.99%	50%	30%	33.33%	50%
Share of unconsolidated affiliates’ net income (loss)	7	11	25	2	(1)
Less: Amortization of excess fair value of unconsolidated affiliates	(1)	—	—	—	—
Income (loss) from unconsolidated affiliates	$6	$11	$25	$2	$(1)	$43

HPC’s net income increased to $19 million for the three months ended March 31, 2015 from $15 million for the three months ended March 31, 2014, primarily due to lower general and administrative expenses and higher revenues. MEP’s net income increased to $23 million for the three months ended March 31, 2015 from $21 million for the three months ended March 31, 2014. Lone Star’s net income increased to $97 million for the three months ended March 31, 2015 from $83 million for the three months ended March 31, 2014, primarily due to an increase in fractionated volumes of 66,000 BPD period over period as we commissioned Fractionator II in October 2013 and ramped up volumes to capacity. Additionally, a 33,000 BPD increase in transported volumes on our pipeline system increased net income for the current period as compared to the prior year period.
The following table presents operational data for each of our unconsolidated affiliates for the three months ended March 31, 2015 and 2014 that we owned as of both dates:

		Three Months Ended March 31,
	Operational data	2015	2014
HPC	Throughput (MMBtu/d)	773,000	613,000
MEP	Throughput (MMBtu/d)	1,302,000	1,268,000
Lone Star	NGL Transportation — Total Volumes (Bbls/d)	225,000	184,000
	Refinery — Geismar Throughput (Bbls/d)	14,000	11,000
	Fractionation — Throughput Volume (Bbls/d)	203,000	135,000
Ranch JV	Throughput (MMBtu/d)	144,000	120,000
Interest Expense, Net. Interest expense, net increased to $82 million for the three months ended March 31, 2015 from $56 million for the three months ended March 31, 2014, primarily due to $15 million in interest expense related to the senior notes assumed in the PVR Acquisition, and $18 million in interest expense related to the senior notes assumed in the Eagle Rock acquisition.
Other Income and Deductions, Net. Other income and deductions increased to a $3 million gain from a $2 million gain for the three months ended March 31, 2015 and 2014, respectively, primarily due to a non-cash gain on the embedded derivative related to the Series A Preferred Units.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In addition to the information set forth in this report, further information regarding our critical accounting policies and estimates is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We had a working capital surplus of $20 million at March 31, 2015 compared to a working capital deficit of $53 million at December 31, 2014. The increase in the working capital was primarily due to a $27 million increase in cash and cash equivalents, net of drafts payable.
Cash Flows from Operating Activities. Net cash flows provided by operating activities decreased to $122 million in the three months ended March 31, 2015 from $187 million in the three months ended March 31, 2014, primarily as a result of changes in current assets and liabilities.
Cash Flows used in Investing Activities. Net cash flows used in investing activities was $523 million in the three months ended March 31, 2015 compared to cash used in investing activities of $454 million in the three months ended March 31, 2014 primarily due to an increase in capital expenditures related to organic growth projects and capital contributions to unconsolidated affiliates, offset by no cash spent on acquisitions in the quarter ended March 31, 2015.
Growth Capital Expenditures. Growth capital expenditures are capital expenditures made to acquire additional assets to increase our business, to expand and upgrade existing systems and facilities or to construct or acquire systems or facilities. In the three months ended March 31, 2015, we incurred $531 million of growth capital expenditures, inclusive of contributions to unconsolidated affiliates. Growth capital expenditures for the three months ended March 31, 2015 were primarily related to $325 million for our Gathering and Processing segment, $93 million for our NGL Services segment, and $113 million for our Contract Services segment.
Maintenance Capital Expenditures. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets or to maintain the existing operating capacity of our assets and extend their useful lives. In the three months ended March 31, 2015, we incurred $22 million of maintenance capital expenditures.
Cash Flows from Financing Activities. Net cash flows provided by financing activities increased to $436 million in the three months ended March 31, 2015 from cash flow provided by financing activities of $261 million during the same period in 2014 primarily due to higher borrowings under the revolving credit facility, offset by higher Partner distributions.
Capital Resources
Equity Distribution Agreement. During the three months ended March 31, 2015, we received net proceeds of $34 million from common units sold pursuant to an equity distribution agreement which were used for general partnership purposes. We did not issue any common units under the equity distribution agreement subsequent to March 31, 2015, and the equity distribution agreement terminated as a result of the ETP Merger in April 2015.

Revolving Credit Facility. On April 30, 2015, in connection with the Merger, the revolving credit facility was paid off in full and terminated. As a result, compliance with material covenants is no longer applicable as of the reporting date.
Cash Distributions from Unconsolidated Affiliates. The following table summarizes the cash distributions from unconsolidated affiliates for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
HPC	$13	$10
MEP	20	18
Lone Star	37	25
Ranch JV	3	—
	$73	$53

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The following table sets forth certain information regarding our hedges outstanding at March 31, 2015. The relevant index price that we pay for NGLs is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas, as reported by the Oil Price Information Service. The relevant index price for natural gas is NYMEX on the pricing dates as defined by the swap contracts. The relevant index for WTI is the monthly average of the daily price of WTI as reported by the NYMEX.

March 31, 2015
Period	Underlying	Notional Volume/ Amount		We Pay	We Receive Weighted Average Price		Fair Value Asset/ (Liability)	Effect of Hypothetical Change in Index*
							(in millions)
April 2015 – December 2015	Propane	(523)	MBbls	Index	$1.05	/gallon	$12	$1
April 2015 – December 2015	Normal Butane	(220)	MBbls	Index	$1.19	/gallon	5	1
April 2015 – December 2016	West Texas Intermediate Crude	(1,060)	MBbls	Index	$87.56	/Bbl	34	6
April 2015 – December 2015	Natural Gas	(17,875,000)	MMBtu	Index	$3.86	/MMBtu	22	5
					Total Fair Value		$73
__________________

*
Price risk sensitivities were calculated by assuming a theoretical 10% change, increase or decrease, in prices regardless of the term or the historical relationships between the contractual price of the instrument and the underlying commodity price. These price sensitivity results are presented in absolute terms.

Item 4.	CONTROLS AND PROCEDURES
Disclosure controls. At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a–15(e) and 15d–15(e) of the Exchange Act). Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in achieving that level of reasonable assurance as of March 31, 2015.
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The information required for this item is provided in Note 7, Commitments and Contingencies, included in the notes to the unaudited condensed consolidated financial statements included under Part I, Item 1, which information is incorporated by reference into this item.

Item 1A.	RISK FACTORS
For information regarding risk, uncertainties and assumptions, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

Exhibit Number	Description	Incorporated by Reference from Form	Date Filed and File No

1.1
Equity distribution agreement with Wells Fargo Securities, LLC, Barclays Capital Inc., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA) Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Scotia Capital (USA), Inc., SunTrust Robinson Humphrey, Inc., UBS Securities LLC and USCA Securities LLC.
		8-K	January 8, 2015

2.1
Agreement and Plan of Merger, dated as of January 25, 2015, by and among Regency Energy Partners LP, Regency GP LP, Energy Transfer Partners, L.P., Energy Transfer Partners, GP, L.P., Energy Transfer Equity, L.P.
		8-K	January 26, 2015

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of February 18, 2015, by and among Regency Energy Partners LP, Regency GP LP, Energy Transfer Partners, L.P., Energy Transfer Partners, GP, L.P., Energy Transfer Equity, L.P.
		8-K	February 19, 2015

10.1	First Amendment to Seventh Amended and Restated Credit Agreement, dated as of February 24, 2015.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	XBRL Instance Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY ENERGY PARTNERS LP By: Regency GP LP, its general partner By: Regency GP LLC, its general partner

Date:	May 8, 2015	/S/ A. TROY STURROCK
A. Troy Sturrock Vice President and Controller (Duly Authorized Officer)